Form 10-Q
period 1995-03-31
HARLYN PRODUCTS INC
filed 1995-05-15
CIK 45621

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

           For the quarterly period ended      March 31, 1995
                                          -----------------------

              Commission file number          0-7473
                                     -----------------------



                            HARLYN PRODUCTS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         California                                      95-2251025
- -------------------------------                   --------------------------
(State or other jurisdiction of                   (I.R.S. employer I.D. No.)
Incorporation or organization)

1515 South Main Street, Los Angeles, California                      90015
- -----------------------------------------------                   ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (213)-746-0745
- ---------------------------------------------------           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X            No
     -----------          -----------

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at March 31, 1995
- ----------------------------                   -----------------------------
Common Stock. $.10 par value                             4,753,284

                            HARLYN PRODUCTS, INC.

                                    INDEX


                                                        PAGE NO.
                                                        --------
PART I -- FINANCIAL STATEMENTS:

         Condensed Balance Sheets
         March 31, 1995 and June 30, 1994                   4


         Condensed Statements of Operations
         Three Months and Nine Months Ended
         March 31, 1995 and 1994                            5

         Condensed Statements of Cash Flows
         Nine Months Ended March 31, 1995 and 1994        6 & 7


         Notes to Condensed Financial Statements
         Nine Months Ended March 31, 1995 and 1994          8


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations    9 & 10


PART II -- OTHER INFORMATION AND SIGNATURES                 11


                        PART I.  FINANCIAL INFORMATION



                        ITEM I.  FINANCIAL STATEMENTS

                          HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                                 CONDENSED BALANCE SHEETS

                                                  Mar. 31,          June 30,
                                                -----------       -----------
                                                   1995               1994
                                                -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                     $   395,000       $   521,000
  Accounts receivable, net                       12,803,000        11,299,000
  Inventories:   Raw materials                    3,548,000         2,507,000
                 Work in process                  2,207,000         4,684,000
                 Finished goods                  10,863,000         9,731,000
  Deferred income taxes                             334,000           334,000
  Prepaid expenses and other current assets         908,000           899,000
                                                -----------       -----------

             Total current assets                31,058,000        29,975,000

Property, plant and equipment, net                5,561,000         4,752,000
Deferred income taxes                                65,000            65,000
Other assets                                      1,491,000           913,000
                                                -----------       -----------

             Total assets                       $38,175,000       $35,705,000
                                                ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank line of credit                           $10,380,000       $ 6,810,000
  Current portion of long term debt               1,252,000         1,191,000
  Accounts payable and accrued expenses           2,256,000         4,028,000
                                                -----------       -----------
  Total current liabilities                      13,888,000        12,029,000

Long term debt, net of current portion            4,548,000         5,871,000
                                                -----------       -----------
  Total liabilities                              18,436,000        17,900,000
                                                -----------       -----------
Shareholders' equity:
  Common stock: $.10 par, authorized
     10,000,000 shares; issued 4,753,284
     at March 31, 1995 and 4,484,533 at
     June 30, 1994                                  475,000           448,000
  Additional paid-in capital                      2,412,000         1,596,000
  Retained earnings                              16,852,000        15,761,000
                                                -----------       -----------
             Total shareholders' equity          19,739,000        17,805,000
                                                -----------       -----------
  Total liabilities and shareholders' equity    $38,175,000       $35,705,000
                                                ===========       ===========


See accompanying notes to condensed financial statements.

                  HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED STATEMENTS OF INCOME

                                            Three months                      Nine months
                                           ended March 31,                  ended March 31,
                                       ------------------------       ---------------------------
                                          1995          1994             1995            1994
                                       ----------    ----------       -----------     -----------
Net sales                              $6,324,000    $6,790,000       $27,324,000     $25,319,000
                                       ----------    ----------       -----------     -----------
Cost of sales                           3,878,000     4,037,000        17,620,000      15,244,000
                                       ----------    ----------       -----------     -----------
Gross profit                            2,446,000     2,753,000         9,704,000      10,075,000

Selling, general and
     administrative expenses            2,599,000     2,173,000         7,627,000       6,511,000
                                       ----------    ----------       -----------     -----------
Income (loss) from operations            (153,000)      580,000         2,077,000       3,564,000

Interest expense                          458,000       379,000         1,250,000       1,300,000
                                       ----------    ----------       -----------     -----------
Income (loss) before income taxes        (611,000)      201,000           827,000       2,264,000

Provision (credit) for
     income taxes                        (379,000)       75,000          (264,000)        735,000
                                       ----------    ----------       -----------     -----------

     Net income (loss)                 $ (232,000)   $  126,000       $ 1,091,000     $ 1,529,000
                                       ==========    ==========       ===========     ===========

Net income (loss) per
     common share                          $(0.05)        $0.03             $0.23           $0.33
                                       ==========    ==========       ===========     ===========

Average common and common
     equivalent shares outstanding      4,828,995     4,616,366         4,831,322       4,578,394
                                       ==========    ==========       ===========     ===========


See accompanying notes to condensed financial statements.

                     HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                            Nine months
                                                          ended March 31,
                                                     -----------------------
                                                        1995         1994
                                                     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                       $1,091,000   $1,529,000
    Adjustments to reconcile net income to net
     cash used for operating activities:
        Depreciation & amortization                   1,145,000    1,466,000
    Changes in operating assets & liabilities:
        Accounts receivable                          (1,504,000)  (1,246,000)
        Inventories                                    (311,000)  (1,607,000)
        Prepaid expenses and other current assets        (9,000)    (380,000)
        Accounts payable and accrued expenses        (1,643,000)     726,000

    Net cash (used for) provided by operating
      activities                                     (1,231,000)     488,000
                                                     ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property, plant and equipment       (1,954,000)  (1,626,000)
    Other assets                                         37,000     (435,000)
                                                     ----------   ----------
    Net cash used for investing activities           (1,917,000)  (2,061,000)
                                                     ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net borrowings under line of credit agreement     3,570,000    2,594,000
    Repayments/retirements of long term debt         (1,262,000)    (526,000)
    Proceeds from exercise of warrants and options      714,000       61,000
                                                     ----------   ----------
    Net cash provided by financing activities         3,022,000    2,129,000

NET CHANGE IN CASH & CASH EQUIVALENTS                  (126,000)     556,000

CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD             521,000       92,000
                                                     ----------   ----------
CASH & CASH EQUIVALENTS-END OF PERIOD                $  395,000   $  648,000
                                                     ==========   ==========
                                                           (continued)

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED STATEMENTS OF CASH FLOWS
                                   CONCLUDED


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                          Nine months
                                                         ended March 31,
                                                     -----------------------
                                                        1995         1994
                                                     ----------   ----------
Cash paid during the period for:

    Interest                                         $1,216,000   $1,072,000

    Income taxes                                     $  225,000   $  175,000


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  During the nine months ended March 31, 1995, the Company exchanged inventory in the amount of $615,000 for an equivalent amount of future benefits under a barter arrangement.

  Stock warrants for 214,063 shares of common stock were exercised during the nine months ended March 31, 1995 at prices ranging from $2.04 to $2.80. The related income tax benefit increased additional paid in capital by $129,000.

See accompanying notes to condensed financial statements.

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1995 AND 1994

1). The condensed consolidated financial statements are unaudited and include the financial position, results of operations, and cash flows of Harlyn Products, Inc. (USA) and its subsidiaries. All intercompany transactions, accounts and balances have been eliminated. In the opinion of Company management, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of March 31, 1995, and the results of its operations for the three months and nine months ended March 31, 1995 and 1994. The condensed consolidated financial statements should be read in conjunction with the more detailed financial statements and related footnotes thereto filed with Form 10-K for the year ended June 30, 1994.

     The results of operations for the three months and nine months ended March 31, 1995 are not necessarily indicative of the results of operations for the full year ending June 30, 1995. Historically, the Company's business has followed a seasonal pattern, realizing its greatest sales and net income in the second and fourth fiscal quarters.

2). The gold pool with Rhode Island Hospital Trust was 23,429 Troy ounces at March 31, 1995, an increase from its level of 21,472 ounces at June 30, 1994. This was due to normal operational requirements. The Company is required to maintain gold inventory in addition to its gold pool.
R.I. Hospital Trust has notified the Company that this additional gold inventory has been insufficient to meet required collateral levels. The lessor views collateral deficiencies as Events of Default under the Company's consignment agreement with the Lessor. Management anticipates eliminating the collateral shortfall by fiscal year end. At that time the Company will be in compliance with all requirements of its gold lease agreement.

3). The provision (credit) for income taxes is based on the effective annual tax rate expected for the year ending June 30, 1995. Credit provisions on the income statement reflect losses in the United States which will be carried back to prior years in the form of refund claims. Beginning in December 1994, the Company was granted a three year foreign tax holiday on most income earned in Thailand. The Company does not provide for U.S. taxes on earnings in Thailand because it intends to reinvest those earnings indefinitely.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Although consolidated net sales decreased by $466,000, or 7%, for the three months ended March 31, 1995, net sales for the nine months ended March 31, 1995 increased by $2,005,000, or 8%, as compared with the corresponding periods in the prior year. Sales by Harlyn's U.S. operations decreased by $1,127,000, or 20% for the three months ended March 31, 1995, primarily due to higher than estimated sales returns. Sales by Harlyn's U.S. operations increased by $2,037,000, or 11%, for the nine months ended March 31, 1995 primarily due to higher sales gained from marketing and promotional programs targeting stock merchandise sales to independent retailers. Sales by Harlyn's Thailand operations increased by $661,000, or 55% for the three months ended March 31,1995, and decreased by $30,000 for the nine months ended March 31, 1995. Higher sales to U.S. and South American markets offset reduced European sales. A decrease in the average price of gold for the three months ended March 31, 1995 and an increase in the average price of gold for the nine months ended March 31, 1995 as compared to the prior year had no material impact on sales.

Gross profit as a percentage of net sales was 39% and 36% for the three months and nine months ended March 31, 1995 compared with 41% and 40% in the corresponding periods of the prior year. Domestic margins declined due to higher material costs, increased labor costs, and the sale of certain discontinued inventory at reduced prices. This decline was somewhat offset by an increase in the domestic sale of Thailand merchandise produced at more favorable labor rates.

Selling, general and administrative expenses increased by $426,000 and $1,116,000 in the three months and nine months ended March 31, 1995 compared with the corresponding periods of the prior year, and increased as a percentage of net sales from 32% and 26% to 41% and 28%. The additional costs were primarily due to greater promotional and marketing expenses required by the Company's expanded sales effort targeting stock merchandise sales to independent retailers. These higher levels of selling and administrative expenses are likely to continue as sales grow in this segment. The increase in interest expense of $79,000 for the three months and decrease of $50,000 for the nine months ended March 31, 1995, as compared with the corresponding periods of the prior year is attributed to reductions in bank fees offset by higher interest rates on higher levels of borrowings in both the United States and Thailand.

The effective income tax rate was lower than the combined U.S. federal and state statutory tax rates principally due to the three year tax holiday granted in Thailand in December 1994. The effective income tax rate differs from the rate reflected in the three and six months ended December 31, 1994 condensed statements of income and the corresponding periods of the prior year primarily due to lower income estimates in the United States for the fiscal year ending June 30, 1995, and the tax holiday in Thailand, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net receivables increased by $1,504,000 from $11,299,000 on June 30, 1994 to $12,803,000 on March 31, 1995; this increase was primarily due to the seasonality of the Company's business. Inventories decreased by $304,000, or 2%, from a June 30, 1994 balance of $16,922,000 to $16,618,000 at March 31, 1995.

The Company does not anticipate any unusual cash or working capital requirements for the remainder of its current fiscal year. Outstanding bank debt at March 31, 1995 amounted to line of credit borrowings of $10,380,000 (at .5% over prime rate) against available consolidated credit lines of $12,000,000, and $5,800,000 of long term debt (at .5% above prime rate) of which $1,252,000 is current. The additional line of credit borrowings were primarily used to fund increases in accounts receivable and complete construction of the Company's new Thailand facility.

The Company leases substantially all of its gold and is not required to pay for the gold until product into which the gold is incorporated is sold. The Company has a $10,625,000 line of credit for its gold pool, and utilized $9,184,000 or 23,429 troy ounces of this on March 31, 1995. The Company maintains gold inventory in addition to its goldpool. R.I. Hospital Trust has notified the Company that this additional gold inventory has been insufficient to meet required collateral levels. The lessor views collateral deficiencies as Events of Default under the Company's consignment agreement with the Lessor. Management anticipates eliminating the collateral shortfall by fiscal year end. At that time the Company will be in compliance with all requirements of its gold lease agreement.

                          PART II. OTHER INFORMATION

                          **************************

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HARLYN PRODUCTS, INC.
                                 (Registrant)


/s/ HAROLD WEISBROD                        /s/ WILLIAM HOOD
- ---------------------------------          --------------------------------
Harold Weisbrod                            William Hood
(Chairman of the Board)                    (Chief Executive Officer)



/s/ EDWARD DUDZIAK                         /s/ RANDALL MONSON
- ---------------------------------          --------------------------------
Edward Dudziak                             Randall Monson
(President & Chief Operating Officer)      (Chief Financial Officer)


Date:   May 15, 1995