Form 10-K
period 1995-06-30
HARLYN PRODUCTS INC
filed 1995-10-17
CIK 45621

                                 FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1995
                                            -------------

                       Commission File Number 0-7473

                           HARLYN PRODUCTS, INC.
          (Exact name of Registrant as Specified in its Charter)

California                                             95-2251025
----------                                             ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1515 South Main Street, Los Angeles, California        90015
-----------------------------------------------        -----
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number including area code:     (213) 746-0745

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                    Name of each exchange
       -------------------                     on which registered
                                              ---------------------

   Common Stock $0.10 par value                        AMEX
   ----------------------------                        ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES    X       NO
                                                    --------      --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of July 31, 1995 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $4,041,000.

As of July 31, 1995 the issuer had 4,753,284 shares of Common Stock outstanding.

Documents incorporated by reference - Part III - Proxy Statement

                                     PART I

ITEM 1:  BUSINESS

Since 1966, the principal business of Harlyn Products, Inc. (the "Company") has been the manufacture of gold and silver jewelry in the United States and Thailand and the wholesale distribution of such items to distributors, department stores and retail jewelers throughout the Americas, the Orient and Europe. The Company features a domestic service policy on U.S. special orders of delivery within two days of order, and primarily utilizes its Thailand capacity to satisfy International demand. The Company also sells items from stock. Currently, more than 90% of sales are derived from gold and silver jewelry items.

The Company manufactures gold and silver items such as family jewelry, precious and semi-precious stone jewelry, diamond jewelry, initial jewelry, and wedding bands. These product groups may comprise rings, pendants, earrings, chains, pins and tie tacks. The Company's jewelry is intended for sale in the medium price range and is predominately worn by women.

The Company manufactures its own products in Los Angeles, California and through its subsidiaries, Harlyn Products (Thailand), Ltd. and Harlyn International Co., Ltd., in Bangkok, Thailand. The Company uses its Thailand subsidiaries as a source for its own supply and for third-party sales internationally. In the United States, the Company directly markets its products to national, regional and local stores. Internationally, the Company utilizes sales representatives and jewelry fairs to market its products. Historically, the Company's domestic sales have followed a seasonal pattern with peak sales in the periods immediately preceding Christmas and Mother's Day. The approximate percentages of total net sales for each fiscal quarter of the fiscal years 1995 and 1994 are shown in the following table:


                                             1995            1994
                                            ------          ------
     1st quarter (July-September)             25%             19%

     2nd quarter (October-December)           33%             36%

     3rd quarter (January-March)              18%             20%

     4th quarter (April-June)                 24%             25%


The Company distributes base metal (non-precious) jewelry samples to retail outlets, which secure custom orders for gold or silver items made to consumers' specifications. Base metal samples are difficult to distinguish in appearance from gold jewelry and serve as visual aids, helping consumers select designs of their choice. The Company also uses gold plated silver jewelry samples, which are carried by the Company's sales representatives as sales aids.

The jewelry business is highly competitive, with price, quality and service being the bases for competition. While the Company is an important factor in the ring manufacturing industry, there are numerous companies engaged in offering products similar to those of the Company. Some of these companies have been established longer and have greater financial resources and sales and marketing capabilities than the Company.

The Company experienced no shortage of raw materials during the past fiscal year, and it does not anticipate any in the foreseeable future. However, due to the speculative nature of these commodities, there is no way to predict future costs to the Company.

The Company maintains a gold lease arrangement pursuant to which it holds gold on consignment to meet customer orders. The Company maintains a lease arrangement which provides for a credit line of up to $10,625,000. The gold consignment agreement requires the Company to maintain certain financial covenants with respect to working capital, capital expenditures, debt service coverage and other financial ratios. At June 30, 1995, the Company was not in compliance with the covenant for the maintenance of debt service coverage. Management is involved in ongoing discussions with the gold consignor and anticipates a positive outcome.

The Company sells gold and silver rings and jewelry items under the trade names of "Del Conte Mfg. Co.," "Palomar Co.," "P.C. Mfg. Jewelers," "Harlyn Products," "Paramount," "Harlyn Thailand," "Wilshire International," "George Hoffman and Sons" and "Ro-Mel." Sales to Wal-Mart accounted for 10% of the Company's sales in 1995, while sales to the J.C. Penney Company accounted for 11% and 12% of the Company's sales in 1994 and 1993.

The National Stamping Act requires that a manufacturer of gold products stamp a trademark on any item with a quality mark such as 10K or 14K gold. The Company uses the registered trademarks: "PALOMAR," "PC," and the letter "P" in a pear-shaped form.

On June 30, 1995, the Company employed approximately 180 U.S. employees. Of these, 112 were factory employees. Of the remainder of the employees, 4 were executive personnel, 27 were engaged in administrative and clerical work, and 37 were engaged in sales and marketing. In addition, there were approximately 375 employees in Thailand. The Company does not have a collective bargaining agreement and believes that its employee relations are good.

ITEM 2:  PROPERTIES

The Company's executive and administrative offices are located at 1515 South Main Street, Los Angeles, California. The Company occupies the following facilities:


                                            Square       Lease          Monthly
Use                 Location                Footage      Expiry         Rental
---                 --------                -------      ------         --------
Executive,          1519-1525 S. Main St.    20,160        *            $17,513
administrative      L.A., CA 90015
and sales offices

Manufacturing       1515 S. Main St.          7,700        *            $ 3,442
facility            L.A., CA 90015

Manufacturing       115 Venice Blvd           6,500        *            $ 3,019
facility            L.A., CA 90015

Manufacturing       117 Venice Blvd.          7,200        *            $ 3,044
facility            L.A., CA 90015

Factory/Office      Thailand                 40,000                        **


* A partnership created by Harold Weisbrod, chairman of the Board of Directors and principal stockholder of the Company, leases to the Company the facilities at 1515 and 1519-1525 South Main Street and 115 Venice Boulevard, Los Angeles, California. The facility at 117 Venice Boulevard in Los Angeles is leased to the Company by an irrevocable trust for Mr. Weisbrod's children.
 The leases covering these facilities are currently on a month-to-month basis.

** In 1994, the Company purchased a parcel of land, less than 1 acre, in a suburb of Bangkok, Thailand. The Company completed construction of a factory with office space on the land parcel in December 1994. This new building houses the facilities of Harlyn International.

The Company owns or leases all equipment used in its production processes. The Company believes that all of its equipment is in good condition and is adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the fiscal quarter ended June 30, 1995, no matter was submitted to a vote of the Company's security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The Company's Common Stock trades on the American Stock Exchange: Symbol HRN.

             TABLE OF HIGH AND LOW DAILY CLOSING PRICES BY QUARTER
             -----------------------------------------------------


             Fiscal Year Ended June 30, 1994      Fiscal Year Ended June 30, 1995
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
QUARTER          1       2      3       4            1       2       3       4
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
   HIGH        3.38    5.00    5.00   5.00          5.00   4.63    4.38    3.50
-----------------------------------------------------------------------------------
   LOW         2.81    3.38    3.88   4.06          4.06   3.50    3.25    2.38
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------


There were no dividends paid in any of the above fiscal quarters. The Company's ability to pay dividends is restricted by its credit agreement; see note 6 in Notes to Consolidated Financial Statements.

As of June 30, 1995 there were 204 record holders of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA - All figures in $000 except per share data.


-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Fiscal Year           6/30/95     6/30/94     6/30/93     6/30/92      6/30/91
Ended:
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Net Sales             $ 36,009    $ 33,483    $ 30,647    $ 27,534     $ 29,338
-----------------------------------------------------------------------------------
Net (Loss) Income     $ (1,873)   $  1,476    $  1,560    $  1,111     $  1,593
-----------------------------------------------------------------------------------
E.P.S. *              $   (.39)   $    .32    $    .35    $    .25     $    .34
-----------------------------------------------------------------------------------
Total Assets          $ 36,847    $ 35,705    $ 27,855    $ 27,765     $ 26,556
-----------------------------------------------------------------------------------
Long-term Debt        $  1,240    $  5,871    $    387    $  1,633     $    147
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

* E.P.S. is stated as (Loss) Earnings per common share and common share equivalent.

See Note 14 in Notes to Consolidated Financial Statements for summarized financial data on the Company's domestic and foreign operations for fiscal years 1995, 1994, and 1993.

See Note 15 in Notes to Consolidated Financial Statements for summarized unaudited quarterly financial data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1995 COMPARED TO 1994

Net sales for fiscal 1995 were $36,009,000 compared to $33,483,000 for fiscal 1994, an increase of 8%. Domestic sales increased by $1,379,000 (or 6%) over 1994 due to higher sales to the retail jewelry market in the first half of the year, partially a result of the Company's expanded marketing efforts.
Net sales by Harlyn's Thailand subsidiaries to unaffiliated customers increased by $1,147,000 (or 13%) over 1994 as a weakened European economy was offset by expansion into Middle Eastern and South American markets. The Company's sales volume can be affected by significant fluctuations in the price of gold as the Company's selling prices to customers are adjusted to correspond with fluctuations in the gold price. The average gold price in 1995 was $384 per troy ounce compared to $379 in 1994, a difference which had no material impact on sales.

Gross profit for fiscal 1995 was $12,089,000 compared to $12,931,000 in fiscal 1994. Gross profit margin for fiscal 1995 decreased from 39% to 34%. The decrease in gross profit was primarily due to a less favorable product mix in the United States, competitive pricing pressures and production inefficiencies caused by bringing the new Thailand facility online.

Selling, general and administrative expenses in fiscal 1995 increased from $9,484,000 to $10,494,000 and, as a percent of net sales, from 28% to 29%. The increase is due primarily to higher costs associated with new marketing and promotional programs targeting stock merchandise sales to independent retailers and additional expenses incurred in the opening of the Thailand facility.

In fiscal 1995, management initiated plans to reduce overhead and administrative costs, to eliminate certain marginal product lines and improve cash flow by disposing of inventories through alternative distribution channels. Product lines targeted under the plan include Fashion Z, Wilshire International and George Hoffman and Sons. In implementing these plans, management provided a $1,555,000 charge to operations during the fourth quarter of 1995 to reflect terminated product lines and costs associated with utilizing alternative distribution channels to liquidate inventory.

Interest expense increased by $355,000 in fiscal 1995 due both to higher interest rates and higher levels of borrowings.

During fiscal 1995, the Company recorded a $1,749,000 consolidated pretax loss. U.S. pretax losses of $2,635,000 were partially offset by $886,000 of pretax income in Thailand. The majority of Thailand income was generated by the Company's new subsidiary, Harlyn International, which began a three year tax holiday in December 1994 as a Thai Board of Investment sponsored corporation. The Company does not provide for U.S. income taxes on earnings in Thailand because it intends to reinvest those earnings indefinitely. The decrease in the effective tax rate is primarily the result of the tax holiday in Thailand, the benefit derived from the U.S. pretax losses, all principally offset by the provision for a valuation allowance against the Company's net deferred income tax asset.

1994 COMPARED TO 1993

Net sales for fiscal 1994 were $33,483,000 compared to $30,647,000 for fiscal 1993, an increase of 9%. Domestic sales increased by $5,159,000 (or 26%) over 1993 due to a recovery in the retail jewelry market and the domestic economy as a whole, as well as the Company's intensified and expanded marketing efforts. Net sales by Harlyn Thailand to unaffiliated customers decreased by $2,323,000 (or 21%) over 1993 as a weakened European economy affected the Company's European markets; while total net sales by Harlyn Thailand, including sales to Harlyn U.S., decreased by $599,000 (or 4%). The average gold price in 1994 was $379 per troy ounce compared to $347 in 1993, which had a $600,000 positive impact on sales.

Gross profit for fiscal 1994 was $12,931,000 compared to $10,885,000 in fiscal 1993. The increase in gross profit was primarily due to the increase in U.S. sales volume. Gross margin increased from 36% to 39% due to greater domestic sales of products manufactured in Thailand at more favorable labor rates.

Selling, general and administrative expenses in fiscal 1994 increased from $7,689,000 to $9,484,000 and, as a percent of net sales, from 25% to 28%. The increase is due primarily to higher costs associated with new marketing and promotional programs targeting stock merchandise sales to independent retailers. It also included expenses of $124,000 related to the opening of the new Thailand subsidiary, Harlyn International, and the creation of a new venture in China. Income from operations increased by $251,000 (or 8%) from the prior year.

Interest expense increased by $473,000 in fiscal 1994 due both to higher interest rates and $287,000 in bank fees related to loan extensions of the Company's U.S. borrowings.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective July 1, 1993. The cumulative effect of adopting SFAS No. 109 as of July 1, 1993 and the effect on the Company's consolidated financial statements for the year ended June 30, 1994 was not significant.

The effective tax rate in 1994 and 1993 was 27% and 30%, respectively, as the Thailand operation contributed substantial amounts of profit at lower tax rates than in the United States. The decrease in the effective rate from 1993 was principally due to the availability of certain tax credit carryforwards arising in 1994. The Company does not provide for U.S. income taxes on earnings in Thailand because it intends to reinvest those earnings indefinitely.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on its credit facilities, gold consignment program, and internally generated funds to finance operations.

Under the terms of the gold consignment agreement, the Company is entitled to lease the lesser of an aggregate of 25,000 ounces of fine gold or an aggregate consigned gold value not to exceed $10,625,000. The Company held 22,000 ounces, or approximately $8,515,000, of gold on consignment at June 30, 1995. This gold is not included in the Company's inventory. The Company pays the gold consignor a consignment fee calculated using the dollar equivalent value of ounces outstanding and based on the daily Second London Gold Fixing.

The gold consignor has a security interest in substantially all assets of the Company. The consignment agreement requires the Company to maintain certain covenants with respect to working capital, capital expenditures, debt service coverage and other financial ratios. At June 30, 1995, the Company was not in compliance with the debt service coverage covenant. Management is involved in ongoing discussions with the gold consignor regarding an extension of their agreement and believes such discussions will be successful. Management's plans concerning this matter are described in Note 1 to the Consolidated Financial Statements.

The consignment agreement is terminable by the Company or the gold consignor upon 90 days notice. If the gold consignor were to terminate its existing gold consignment arrangement, the Company does not believe it would experience an interruption of its gold supply that would materially adversely affect its business. The Company believes that other gold consignors would be willing to enter into similar arrangements if the current gold consignor terminates its relationship with the Company.

The Company has a credit agreement with a bank that includes a revolving line of credit and a $5,000,000 term loan. The line of credit agreement provides for maximum borrowings of $10,500,000 subject to a borrowing base of 65% of eligible accounts receivable plus the lesser of 30% of inventory or $4,000,000. Outstanding borrowings under the line of credit totaled $9,305,000 at June 30, 1995. Approximately $8,000 was available under the line of credit at

June 30, 1995. Borrowings bear interest at the bank's prime rate (9.0% at June 30, 1995) plus 0.5%. The line of credit currently expires on April 1, 1996, subject to annual renewal. The term loan requires monthly principal payments of $83,000 plus interest at the bank's prime rate (9.0% at June 30, 1995) plus 0.5% through March 1999. On July 21, 1995, subsequent to the fiscal 1995 year end, the bank increased the interest rate applicable to both the line of credit and term loan to its prime rate (8.75% at July 21, 1995) plus 1.5%.

Substantially all assets are pledged as collateral for borrowings under the credit agreement, which is, however subordinated to the gold consignment agreement to the extent of gold on hand. The credit agreement contains certain restrictive covenants, including maintenance of minimum working capital, tangible net worth, cash coverage, current ratio, debt to tangible net worth and insurance coverage. The agreement also requires the Company to maintain profitable operations on a semiannual basis. Additional restrictions place limits on other encumbrances, liens and borrowings, liquidations or mergers, loans and guarantees, payment of any dividends, retirement of stock, fixed asset expenditures and leasing activities. At June 30, 1995, the Company was not in compliance with certain of these covenants. Management is involved in ongoing discussions with the bank regarding non-compliance with the credit agreement. Management will continue its discussions with the bank concerning an extension of its credit agreement and believes such discussions will prove successful. Management's plans concerning this matter are described in Note 1 to the Consolidated Financial Statements.

The Company also has a credit agreement with a bank in Thailand that includes a revolving line of credit and a 26,108,000 Thai Baht term loan ($1,060,000 at June 30, 1995). The line of credit provides for maximum borrowings of 40,000,000 Thai Baht (approximately $1,600,000 at June 30, 1995).
Outstanding borrowings under the line of credit at June 30, 1995 totaled 30,000,000 Thai Baht (approximately $1,200,000 at June 30, 1995) and bear interest at 14.5%. The credit agreement does not contain any restrictive covenants and is collateralized by the manufacturing facility and corresponding land in Thailand. The term loan requires monthly principal payments of $22,000 plus interest at the bank's minimum lending rate (10.25% at June 30, 1995) plus 1.0% through May 1999.

During the year ended June 30, 1995, $1,129,000 of cash was used for operating activities compared to $2,197,000 for the comparable period of the prior year. Cash used in investing activities increased from $2,242,000 to $2,295,000 for the year ended June 30, 1994 and 1995, respectively. The primary component of cash used in investing activities was the construction of the Company's new manufacturing facility in Thailand.

Net receivables increased by $1,349,000 from a June 30, 1994 balance of $11,299,000 to $12,648,000 as of June 30, 1995 primarily due to increased U.S. sales particularly sales of stock merchandise which generally carry lengthier payment terms. Reserves for sales returns and doubtful accounts increased from $356,000 to $725,000 due to rising levels of returned product and a weakening of financial strength in certain U.S. jewelry retailers.

Management believes it will continue to meet its obligations on a timely basis. Plans to reconfigure the Company's product distribution program and terminate certain product lines will generate additional cash proceeds. In addition, plans to further reduce overhead and decrease spending related to certain marketing and promotional programs will assist the Company in returning to profitability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Item 14 in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information for Part III, Items 10, 11, 12, and 13 is hereby incorporated by reference to the Company's Proxy Statement, which will be filed with the commission within (120) one hundred twenty days of the close of the fiscal year pursuant to regulation l4A.

HARLYN PRODUCTS, INC. AND SUBSIDIARIES

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K


(a)   The following documents are filed as part of this report:

(1)   CONSOLIDATED FINANCIAL STATEMENTS:

                                                                  PAGE
Independent Auditors' Report                                        13

Consolidated Balance Sheets, June 30, 1995 and 1994                 14

Consolidated Statements of Operations for the Years Ended
  June 30, 1995, 1994 and 1993                                      15

Consolidated Statements of Shareholders' Equity for the Years
  Ended June 30, 1995, 1994 and 1993                                16

Consolidated Statements of Cash Flows for the Years Ended
  June 30, 1995, 1994 and 1993                                     17-18

Notes to Consolidated Financial Statements                         19-29

(2)   FINANCIAL STATEMENT SCHEDULES:

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted inasmuch as they are not required or because the required information is included in the financial statements or in the notes thereto.

(3)   EXHIBITS

Consent of Independent Auditors

(b)   Report on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered.

INDEPENDENT AUDITORS' REPORT


Board of Directors of
 Harlyn Products, Inc.:

We have audited the accompanying consolidated balance sheets of Harlyn Products, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item
14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harlyn Products, Inc. and subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





October 16, 1995
Los Angeles, California

HARLYN PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND 1994
----------------------------------------------------------------------------


ASSETS (Notes 6, 7 and 13)                                                            1995                  1994
CURRENT ASSETS:
 Cash and cash equivalents (Note 2)                                                $   265,000          $   521,000
 Accounts receivable - trade, less allowance for doubtful accounts and sales returns of $725,000 and $356,000 in 1995 and 1994,
  respectively (Notes 6 and 7)                                                      12,648,000           11,299,000
 Inventories - less product line termination allowance
  of $1,555,000 in 1995 (Notes 1, 2, 3, 6 and 7)                                    15,965,000           16,922,000
 Prepaid expenses and other current assets (Note 5)                                  1,051,000              899,000
 Deferred income taxes (Notes 2 and 8)                                                                      334,000
                                                                                   -----------          -----------
     Total current assets                                                           29,929,000           29,975,000
                                                                                   -----------          -----------

PROPERTY, PLANT AND EQUIPMENT, NET (Notes 2, 4, 6 and 7)                             5,451,000            4,752,000

DEFERRED INCOME TAXES (Notes 2 and 8)                                                                        65,000
                                                                                   -----------          -----------
OTHER ASSETS (Notes 5, 6 and 9)                                                      1,467,000              913,000
                                                                                   -----------          -----------
TOTAL                                                                              $36,847,000          $35,705,000
                                                                                   -----------          -----------
                                                                                   -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank line of credit (Note 6)                                                      $10,953,000          $ 6,810,000
 Current portion of long-term debt (Notes 7 and 9)                                   4,239,000            1,300,000
 Accounts payable                                                                    2,887,000            2,943,000
 Accrued liabilities                                                                   752,000              976,000
                                                                                   -----------          -----------
     Total current liabilities                                                      18,831,000           12,029,000
                                                                                   -----------          -----------
LONG-TERM DEBT (Notes 7 and 9)                                                       1,240,000            5,871,000
                                                                                   -----------          -----------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 13)

SHAREHOLDERS' EQUITY (Notes 5, 10, 11 and 13):
 Preferred stock, $1 par value; 1,000,000 shares authorized; none issued
 Common stock, $.10 par value; 10,000,000 shares authorized; 4,753,284
  shares in 1995 and 4,484,533 shares in 1994 issued and outstanding                   475,000              448,000
 Additional paid-in capital                                                          2,413,000            1,596,000
 Retained earnings                                                                  13,888,000           15,761,000
                                                                                   -----------          -----------
     Total shareholders'  equity                                                    16,776,000           17,805,000
                                                                                   -----------          -----------
TOTAL                                                                              $36,847,000          $35,705,000
                                                                                   -----------          -----------
                                                                                   -----------          -----------

See accompanying notes to consolidated financial statements.

HARLYN PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993
----------------------------------------------------------------------------


                                                1995                1994               1993
NET SALES (Notes 2 and 14)                   $36,009,000        $33,483,000        $30,647,000

COST OF SALES (Note 5)                        23,920,000         20,552,000         19,762,000
                                             -----------        -----------        -----------

GROSS PROFIT                                  12,089,000         12,931,000         10,885,000

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES (Notes 5 and 9)                     10,494,000          9,484,000          7,689,000

PRODUCT LINE TERMINATION CHARGE
 (Note 1)                                      1,555,000
                                             -----------        -----------        -----------

INCOME FROM OPERATIONS                            40,000          3,447,000          3,196,000

INTEREST EXPENSE (Notes 6 and 7)               1,789,000          1,434,000            961,000
                                             -----------        -----------        -----------

(LOSS) INCOME BEFORE INCOME TAXES             (1,749,000)         2,013,000          2,235,000

PROVISION FOR INCOME TAXES
 (Notes 2 and 8)                                 124,000            537,000            675,000
                                             -----------        -----------        -----------

NET (LOSS) INCOME                            $(1,873,000)       $ 1,476,000        $ 1,560,000
                                             -----------        -----------        -----------
                                             -----------        -----------        -----------

(LOSS) EARNINGS PER COMMON SHARE
 AND COMMON SHARE EQUIVALENT
 (Notes 2 and 12)                            $     (0.39)       $      0.32        $      0.35
                                             -----------        -----------        -----------
                                             -----------        -----------        -----------


See accompanying notes to consolidated financial statements.

HARLYN PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1995, 1994 AND 1993
----------------------------------------------------------------------------



                                          COMMON STOCK         ADDITIONAL
                                     ----------------------      PAID-IN        RETAINED
                                       SHARES       AMOUNT       CAPITAL        EARNINGS           TOTAL
BALANCE, JUNE 30, 1992               4,425,247     $443,000     $1,420,000     $12,725,000      $14,588,000

  Redemption of common stock
    (Note 5)                           (32,246)      (4,000)       (95,000)                         (99,000)
  Net income                                                                     1,560,000        1,560,000
                                     ---------     --------     ----------     -----------      -----------

BALANCE, JUNE 30, 1993               4,393,001      439,000      1,325,000      14,285,000       16,049,000

  Common stock issued for
    services                             4,000                      14,000                           14,000
  Common stock issued upon
    exercise of options                 87,532        9,000        257,000                          266,000
  Net income                                                                     1,476,000        1,476,000
                                     ---------     --------     ----------     -----------      -----------

BALANCE, JUNE 30, 1994               4,484,533      448,000      1,596,000      15,761,000       17,805,000

  Common stock issued upon
    exercise of options                 54,688        5,000        148,000                          153,000
  Common stock issued upon
    exercise of warrants               214,063       22,000        540,000                          562,000
  Income tax benefit from
    exercise of warrants                                           129,000                          129,000
  Net (loss)                                                                    (1,873,000)      (1,873,000)
                                     ---------     --------     ----------     -----------      -----------

BALANCE, JUNE 30, 1995               4,753,284     $475,000     $2,413,000     $13,888,000      $16,776,000
                                     ---------     --------     ----------     -----------      -----------
                                     ---------     --------     ----------     -----------      -----------

See accompanying notes to consolidated financial statements.

HARLYN PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993
----------------------------------------------------------------------------


                                                                    1995              1994               1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                               $(1,873,000)      $ 1,476,000       $ 1,560,000
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Provision for losses on accounts receivable                        581,000           211,000           118,000
  Provision for product line terminations                          1,555,000
  Depreciation and amortization                                    1,559,000         1,900,000         1,739,000
  Other                                                               96,000            14,000
  Deferred income taxes                                              399,000          (125,000)         (184,000)
  Changes in operating assets and liabilities:
   Accounts receivable                                            (1,930,000)       (2,404,000)         (854,000)
   Inventories                                                    (1,213,000)       (4,867,000)         (276,000)
   Prepaid expenses and other current assets                         (23,000)            2,000          (209,000)
   Accounts payable                                                  (56,000)        1,602,000           282,000
   Accrued liabilities                                              (224,000)           (6,000)          408,000
                                                                 -----------       -----------       -----------
     Net cash (used in) provided by operating activities          (1,129,000)       (2,197,000)        2,584,000
                                                                 -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                       (2,260,000)       (2,197,000)         (858,000)
 Other assets                                                        (35,000)          (45,000)           65,000
                                                                 -----------       -----------       -----------
     Net cash used in investing activities                        (2,295,000)       (2,242,000)         (793,000)
                                                                 -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net short-term borrowings (repayments)                            4,142,000        (1,118,000)         (791,000)
 Additions to long-term debt                                                         7,182,000
 Repayments of long-term debt                                     (1,689,000)       (1,462,000)       (1,246,000)
 Proceeds from exercise of options and warrants                      715,000           266,000
 Redemption of common stock                                                                               (99,000)
                                                                 -----------       -----------       -----------
     Net cash provided by (used in) financing activities           3,168,000         4,868,000        (2,136,000)
                                                                 -----------       -----------       -----------


See accompanying notes to consolidated financial statements.

                                                                    (Continued)

HARLYN PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993
----------------------------------------------------------------------------

                                                       1995             1994            1993
NET CHANGE IN CASH AND CASH EQUIVALENTS             $ (256,000)      $  429,000       $(345,000)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                   521,000           92,000         437,000
                                                    ----------       ----------       ---------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                      $  265,000       $  521,000       $  92,000
                                                    ----------       ----------       ---------
                                                    ----------       ----------       ---------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                          $1,724,000       $1,397,000       $ 540,000
  Income taxes                                      $  216,000       $  906,000       $ 331,000


During the year ended June 30, 1995, the Company exchanged inventory in the amount of $615,000 for an equivalent amount of future benefits under a barter arrangement (see Note 9).

Stock warrants for 214,063 shares of common stock were exercised during the year ended June 30, 1995 at prices ranging from $2.04 to $2.80. The related income tax benefit increased additional paid in capital by $129,000.


See accompanying notes to consolidated financial statements.

                                                                   (Concluded)

HARLYN PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993
----------------------------------------------------------------------------

1.  GENERAL

    Harlyn Products, Inc. (the "Company") is a California corporation engaged in manufacturing and selling gold and silver jewelry to department stores and retail jewelers throughout the United States. The Company also manufactures and sells jewelry through its Thailand subsidiary to customers worldwide, primarily in Europe and Japan.

    The Company incurred a $1,873,000 net loss for the year ended June 30, 1995. In addition, as discussed in Notes 6 and 13, there were violations of certain financial covenants of the United States bank credit agreement for the Company's revolving line of credit and term loan and also a violation of the debt service coverage covenant of the gold consignment agreement.

    The loss was caused principally by the Company's decision to reconfigure its product distribution program and to terminate certain product lines. A $1,555,000 reserve was charged to the fourth quarter of 1995 to reflect anticipated costs to be incurred in implementing this program. Also, a deferred tax asset valuation allowance of $1,201,000 was established in the fourth quarter of 1995 as described in Note 8.

    Management has initiated plans to reduce overhead and certain administrative costs to improve profitability.
    These plans consist principally of a decrease in certain marketing and promotional programs which proved unsuccessful during 1995. Management will continue its discussions with its bank and gold consignor to extend these agreements and believes the discussions will be successful.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, Harlyn (Thailand) Company Limited ("Thailand"), Harlyn International Limited ("International"), Wilshire International, Inc. ("Wilshire") and George Hoffman Jewelry Manufacturing, Inc. ("Hoffman"). All significant intercompany balances and transactions have been eliminated in consolidation.

    SALES - Sales are recognized when products are shipped less allowances for sales returns, based upon management's assessment of potential returns.

    CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

    INVENTORIES - Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting.

    PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation and amortization are being provided for principally on the straight-line method over the estimated useful lives of the assets (see Note 4). Leasehold improvements are amortized over the related lease term. Certain product samples, which have a resale value, are stated at the lower of cost or market.

    INCOME TAXES - The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective July 1, 1993. SFAS No. 109 requires the liability method of accounting for deferred income taxes and the recognition of net deferred tax assets subject to an ongoing assessment of realizability. The cumulative effect of adopting the Statement as of July 1, 1993 and the effect on the Company's consolidated financial statements for the years ended June 30, 1995 and 1994 was not significant.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

    FOREIGN CURRENCY TRANSLATION - The financial position and results of operations of Thailand and International are measured using the local currency (Baht) as its functional currency. Assets and liabilities have been translated at current exchange rates, and related revenues and expenses have been translated at average exchange rates in effect for the period. The cumulative effect of the foreign currency translation is not material.

    EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT -
    Earnings per common share and common share equivalent are computed based upon the weighted average number of shares of common stock and common share equivalents assumed outstanding during the related periods.

    CONCENTRATIONS OF CREDIT RISK - The Company's financial instruments that are exposed to concentration of credit risk consist primarily of trade accounts receivable.
    These amounts result primarily from sales to department stores and retail jewelers. Sales to one customer accounted for 10% of sales in 1995. Trade receivables from this customer totaled $444,000 as of June 30, 1995. Sales to another customer accounted for 11% and 12% of sales in 1994 and 1993, respectively.
    Trade receivables from this customer totaled $487,000 as of June 30, 1994. Ongoing credit evaluations of its customers' financial condition are performed by the Company and an allowance for doubtful accounts is maintained.

    RECLASSIFICATIONS - Certain reclassifications have been made to the prior years financial statements to conform with the current year presentation.

3.  INVENTORIES

    At June 30, 1995 and 1994, inventories consisted of the following:


                                        1995                   1994
      Raw materials                 $ 3,508,000            $ 2,507,000
      Work-in-process                 3,010,000              4,684,000
      Finished goods                  9,447,000              9,731,000
                                    -----------            -----------
      Total                         $15,965,000            $16,922,000
                                    -----------            -----------
                                    -----------            -----------

4.  PROPERTY, PLANT AND EQUIPMENT

    At June 30, 1995 and 1994, property, plant and equipment consisted of the following:

                                           Estimated
                                             Useful
                                              Lives          1995            1994
      Land                                                $   468,000     $   461,000
      Machinery and equipment                   5           2,016,000       2,234,000
      Building and improvements                5-20         4,161,000       2,428,000
      Furniture and fixtures                    5           2,732,000       2,521,000
      Product displays and samples             3-5          7,554,000       6,769,000
      Construction in progress                                227,000         853,000
                                                          -----------     -----------
      Total                                                17,158,000      15,266,000
      Less accumulated depreciation and
       amortization                                        11,707,000      10,514,000
                                                          -----------     -----------
     Property, plant and equipment, net                   $ 5,451,000     $ 4,752,000
                                                          -----------     -----------
                                                          -----------     -----------

    Depreciation expense for the years ended June 30, 1995, 1994 and 1993 was $1,559,000, $1,900,000 and $1,739,000, respectively.

5.  RELATED PARTY TRANSACTIONS

    The Company leases its U.S. manufacturing and administrative office facilities on a month-to-month basis. Three of the facilities are owned by a revocable trust created by the Chairman of the Board of Directors, and one is owned by an irrevocable trust for the benefit of the children of the Chairman (the "Lessors"). Total rent expense related to the above leases, net of taxes, insurance and maintenance expenses, was $324,000 in 1995 and 1994 and $329,000 in 1993.

    As of June 30, 1995, $76,000 was receivable from one of the Lessors for reimbursement of earthquake construction costs and is repayable in installments of $5,000 per month. Accordingly, $60,000, the current portion, is included in prepaid expenses and other current assets, and $16,000 is included in other assets at June 30, 1995. Outstanding balances accrue interest at the Company's short-term borrowing rate. In 1993, the Company redeemed 32,246 shares of stock owned by a partnership created by the Chairman for consideration of $99,000.

    During 1995, 1994 and 1993, the Company incurred printing expenses of $618,000, $533,000 and $263,000, respectively, from companies controlled by the Chairman.

6.  BANK LINE OF CREDIT

    The Company has a credit agreement with a bank that includes a revolving line of credit and a $5,000,000 term loan (see Note 7).
    The line of credit agreement provides for maximum borrowings of $10,500,000 subject to a borrowing base of 65% of eligible accounts receivable plus the lesser of 30% of inventory or $4,000,000. Outstanding borrowings under the line of credit totaled $9,305,000 at June 30, 1995. Approximately $8,000 is available under the line of credit at June 30, 1995. The line of credit is used to fund working capital requirements, and borrowings bear interest at the bank's prime rate (9% at June 30, 1995) plus 0.5%. The line of credit expires on April 1, 1996. As of July 21, 1995 the interest rates for the line of credit and term loan were amended to the bank's prime rate (8.75% at July 21, 1995) plus 1.5%.

    The line of credit includes a subfeature which provides for the issuance of commercial letters of credit, not to exceed an aggregate at any time of $100,000. Letters of credit may be for periods of up to 180 days with expiration dates no later than April 1, 1996. There were no outstanding borrowings under letters of credit at June 30, 1995.

    The credit agreement contains certain restrictive covenants, including maintenance of minimum working capital, tangible net worth, cash coverage, current ratio, debt to tangible net worth and insurance coverage. The agreement also requires the Company to maintain profitable operations on a semiannual basis.
    Additional restrictions place limits on other encumbrances, liens and borrowings, liquidations or mergers, loans and guarantees, payment of any dividends, retirement of stock, fixed asset expenditures and leasing activities. At June 30, 1995, the Company was not in compliance with certain of these covenants. Management is involved in ongoing discussions with the bank regarding non-compliance with the credit agreement. Management's plans concerning this matter are further described in Note 1.

    Substantially all assets are pledged as collateral for borrowings under the credit agreement which is, however, subordinated to the gold consignment agreement referred to in Note 13 to the extent of the consigned gold on hand.

    The Company also has a credit agreement with a bank in Thailand that includes a revolving line of credit and a 26,108,000 Thai Baht term loan ($1,060,000 at June 30, 1995) (see Note 7). The line of credit provides for maximum borrowings of 40,000,000 Thai Baht (approximately $1,600,000 at June 30, 1995). Outstanding borrowings under the line of credit at June 30, 1995 totaled 30,000,000 baht (approximately $1,200,000) and bear interest at 14.5%. The credit agreement does not contain any restrictive covenants and is collateralized by the manufacturing facility and related land in Thailand.

7.  LONG-TERM DEBT

    At June 30, 1995 and 1994, long-term debt consisted of the following:


                                                                         1995            1994
     Term loan payable to bank, due in monthly principal
       payments of $83,000 plus interest at the bank's prime
       rate (9.0% at June 30, 1995) plus 1.5% through March
       1999 (see Note 6)                                               $3,917,000     $4,917,000

     Term loan payable to a foreign bank, due in monthly principal payments of $22,000 plus interest at the bank's minimum
       lending rate, (10.25% at June 30, 1995) plus 1.0% through
       May 1999 (see Note 6)                                            1,060,000      1,192,000

     Loan from irrevocable trusts bearing interest at 7.25%
       annually (see Note 9)                                              410,000        815,000

     Other                                                                 92,000        247,000
                                                                       ----------     ----------
     Total                                                              5,479,000      7,171,000
     Less current portion                                               4,239,000      1,300,000
                                                                       ----------     ----------
     Long-term debt                                                    $1,240,000     $5,871,000
                                                                       ----------     ----------
                                                                       ----------     ----------

    The entire $3,917,000 term loan payable to the bank was classified as short-term due to the Company's non-compliance with certain financial covenants contained in the Company's credit agreement with the bank as described in Note 6.

    Accordingly, the annual future principal payment maturities on long-term debt are as follows: 1996, $4,239,000, 1997, $295,000; 1998,$287,000;
    1999, $248,000 and thereafter $410,000.

8.  INCOME TAXES

    The provision for income taxes consisted of the following for the years ended June 30:

                                    1995            1994           1993
    Current:
      Federal                    $(168,000)      $ 382,000      $ 260,000
      State                         (4,000)        121,000         54,000
      Foreign                     (103,000)        159,000        545,000
                                 ---------       ---------      ---------
    Total current                 (275,000)        662,000        859,000
    Deferred                       399,000        (125,000)      (184,000)
                                 ---------       ---------      ---------
    Provision for income taxes   $ 124,000       $ 537,000      $ 675,000
                                 ---------       ---------      ---------
                                 ---------       ---------      ---------


    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The following represents the tax effects of significant items comprising the Company's deferred income taxes as of June 30, 1995 and 1994. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 1995, the Company has a $1,201,000 net deferred tax asset, however, the Company provided a valuation allowance to offset the net deferred tax asset since the future benefit of these assets is not assured.

                                                    1995              1994
    Difference in book and tax depreciation      $  (157,000)        $(216,000)
    Provision for product line terminations          673,000
    Accruals for bad debts and sales returns         230,000           123,000
    Profit in intercompany inventory                  38,000           100,000
    Accrued and deferred compensation                186,000           160,000
    Tax credit carryforwards                         203,000            87,000
    Foreign organizations costs                       45,000            45,000
    State income taxes                               (73,000)           76,000
    Other                                             56,000            24,000
    Valuation allowance                           (1,201,000)
                                                 -----------         ---------
    Total                                        $         0         $ 399,000
                                                 -----------         ---------
                                                 -----------         ---------

    At June 30, 1995, the Company had an approximate $600,000 net operating loss carryforward ("NOL") for federal tax purposes that expires on June 30, 2010.

    The differences between the actual provision for income taxes and that computed by applying the statutory federal income tax rate of 34% were as follows for the years ended June 30:


                                                              1995           1994          1993
    Tax computed on income at federal statutory rate       $(595,000)     $ 684,000    $ 760,000
    State franchise tax, net of federal tax benefit         (160,000)        65,000       57,000
    Decreases in taxes resulting from foreign income
     subject to tax at other than federal statutory rate    (405,000)      (116,000)    (151,000)
    Benefit of tax credit carryforwards                                     (87,000)
    Other                                                     83,000         (9,000)       9,000
    Valuation allowance                                    1,201,000
                                                           ---------      ---------    ---------
    Accrual (benefit) provision for income taxes           $ 124,000     $ 537,000    $ 675,000
                                                           ---------      ---------    ---------
                                                           ---------      ---------    ---------

    The Company intends to invest the undistributed earnings of its foreign subsidiary indefinitely. At June 30, 1995, the cumulative amount of undistributed earnings on which the Company has not recognized United States income taxes is approximately $5,635,000.

9.  OTHER ASSETS

    At June 30, 1995 and 1994, other assets include $561,000 and $677,000 of advances made by the Company to irrevocable trusts, established in June 1990 for the purpose of providing retirement benefits to certain executive officers and employees. The rights of the participants to retirement benefits are limited to the assets of the individual trusts (principally life insurance policies), against which the Company has priority claims for all advances made by it. Such advances are collateralized by the cash surrender value of the life insurance policies. The Company has no future obligations to make additional advances or to pay retirement benefits to the participants. The Company is, however, obligated to transfer to the individual trusts any income tax savings actually realized by it as a result of the trusts' being included in consolidated tax filings of the Company. Borrowings of $410,000 against the cash surrender value of the related life insurance policies are included in long-term debt in the accompanying consolidated balance sheet (see Note 7) as of June 30, 1995.

    During 1995, the Company entered into a barter agreement whereby it exchanged $615,000 of its inventory in exchange for barter credits to be used for advertising, travel and promotional services. The credits, which expire in July 1999, are valued at the Company's cost of the inventory exchanged, which approximated its fair market value. As of June 30, 1995 and 1994 barter credits of $603,000 and $53,000 are included in other assets in the accompanying consolidated balance sheets.

    Under the terms of the agreement, the Company is required to pay cash equal to a negotiated amount of the bartered services and to use the barter credits to pay the balance. These credits are charged to expense as they are used. During the year ended June 30, 1995, the Company charged $16,000 to selling, general and administrative expenses for barter credits used. The Company assesses the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management's plans with respect to advertising and other expenditures for which barter credits can be used. Any impairment losses are charged to operations as they are determined. During the year ended June 30, 1995 the Company charged $80,000 to selling, general and administrative expenses for such impairment losses.

10. SHAREHOLDERS' EQUITY

    At June 30, 1995, warrants to purchase an aggregate of 217,190 shares held by members of the Company's Board of Directors, expiring in 1999, were exercisable at prices ranging from $2.04 to $4.38 per share, the fair market values on dates of grant.

11. STOCK OPTION PLAN

    The Company has a qualified incentive stock option plan that authorizes the issuance to its key employees of up to 483,399 options to purchase shares of common stock of the Company at a price which may not be less than 100% of fair market value on the date of the grant. The options are generally exercisable in equal annual installments during the period from the date of grant until the option expires, which is generally five years, to a maximum of ten years.

    The following is a summary of activity in the plan for the three years ended June 30, 1995:

                                                   NUMBER OF          OPTION PRICE
                                                    OPTIONS             PER SHARE
    Outstanding - June 30, 1992                     263,281            2.72 - 3.40
    Granted                                          65,000            2.50 - 3.25
                                                    -------

    Outstanding - June 30, 1993                     328,281            2.50 - 3.40
    Granted                                         165,000            4.38 - 4.81
    Exercised                                       (87,532)           2.72 - 3.40
    Canceled                                        (22,186)           2.72 - 3.40
                                                    -------

    Outstanding - June 30, 1994                     383,563            2.50 - 4.81
    Granted                                          26,875            2.50 - 3.00
    Exercised                                       (54,688)               2.80
    Canceled                                        (33,125)           2.80 - 3.40
                                                    -------

    Outstanding - June 30, 1995                     322,625            2.50 - 4.81
                                                    -------
                                                    -------

    At June 30, 1995, 115,750 options were exercisable at prices ranging from $2.50 to $4.81 per share.

12. EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

    Earnings per common share and common share equivalent are computed using the weighted average number of common shares outstanding during the period, including common share equivalents arising from the assumed conversion of any outstanding dilutive stock options and warrants. Proceeds from the exercise of such options and warrants are assumed to be used to repurchase the Company's common stock at the average market price ("treasury stock" method) for each of the three years during the period ended June 30, 1995. Weighted average common shares and common share equivalents outstanding were computed as follows:


                                                       1995            1994             1993
    Average of common shares outstanding            4,727,000        4,409,000        4,415,000
    Average of dilutive options and warrants
     outstanding                                      354,000          681,000          297,000
    Shares assumed to be repurchased under
     the treasury stock method                       (252,000)        (487,000)        (255,000)
                                                    ---------        ---------        ---------
    Average of common shares and common
     share equivalents outstanding                  4,829,000        4,603,000        4,457,000
                                                    ---------        ---------        ---------
                                                    ---------        ---------        ---------

    Fully diluted earnings per share for each year have not been presented, as the computation would dilute the per share amounts by less than 3%, which is not considered to be significant.

13. COMMITMENTS AND CONTINGENCIES

    BONUS PLAN - The Company has a bonus plan for key employees.
    The plan provides for performance-based bonuses aggregating 12% of pre-tax profits in excess of a maximum of 25% of shareholders' equity at the start of the year. No amounts were charged to expense in 1995, 1994 and 1993.

    CONSIGNMENT INVENTORY - The Company has a consignment agreement with a gold consignor, providing for a maximum aggregate consignment of 25,000 fine troy ounces of gold. At June 30, 1995 and 1994, the Company had on consignment 22,000 and 21,472 troy ounces, respectively, of gold from the gold consignor. This gold is not included in inventories on the consolidated balance sheets. As gold is manufactured into finished products and sold, the Company pays the prevailing gold market price for the gold utilized. The fair market value of the consigned gold approximated $8,515,000 and $8,340,000, at June 30, 1995 and
    1994, respectively. The gold consignors have a security interest in substantially all of the assets of the Company. The Company pays to the gold consignors a consignment fee based on the dollar equivalent value of ounces outstanding, computed based on the Second London Gold Fixing, as defined in the agreement.

    The consignment agreement requires the Company to maintain certain covenants with respect to working capital, capital expenditures, debt service coverage and other financial ratios.
    At June 30, 1995, the Company was not in compliance with the covenant for the maintenance of debt service coverage.
    Management is involved in ongoing discussions with the gold consignor and anticipates a positive outcome, however, the Company has not received a waiver regarding such non-compliance. Management's plans concerning this matter are described in Note 1.

    OPERATING LEASES - The Company leases its principal U.S.
    operating facilities from related parties (see Note 5) under month-to-month leases.

    The Company also leases certain Thailand facilities and certain equipment under noncancelable operating leases expiring through 1999. Future minimum rental payments under noncancelable operating leases are as follows: 1996, $44,000; 1997, $24,000; 1998, $16,000 and 1999, $7,000.

    Rent expense relating to noncancelable operating leases was $51,000, $82,000 and $155,000 in 1995, 1994 and 1993,
    respectively.

    POTENTIAL ASSESSMENT - The U.S. Customs Service has made claims for certain custom duties and penalties against the Company. The Company has established a reserve for what it believes to be its potential ultimate liability regarding such claims and is continuing to work with the U.S. Customs Service to resolve such claims. The Company believes that the reserves should be adequate for the ultimate outcome with regard to such claims, and that the effect of any additional customs duties and penalty, if any, will not be material to the consolidated financial statements.

14. GEOGRAPHIC INFORMATION

    The following summarizes the Company's domestic and foreign operations for each of the three years ended June 30, 1995 and identifiable assets as of June 30, 1995, 1994 and 1993:


                                               UNITED
    1995                                       STATES         THAILAND        ELIMINATIONS         CONSOLIDATED
    Net sales to unaffiliated customers      $26,215,000     $ 9,794,000                            $36,009,000
    Intercompany sales                                        11,615,000      $(11,615,000)
                                             -----------     -----------      ------------          -----------
    Net sales                                $26,215,000     $21,409,000      $(11,615,000)         $36,009,000
                                             -----------     -----------      ------------          -----------
                                             -----------     -----------      ------------          -----------
    Income (loss) before income taxes        $(2,635,000)    $ 1,011,000      $   (125,000)         $(1,749,000)
                                             -----------     -----------      ------------          -----------
                                             -----------     -----------      ------------          -----------
    Identifiable assets                      $37,256,000     $29,034,000      $(29,443,000)         $36,847,000
                                             -----------     -----------      ------------          -----------
                                             -----------     -----------      ------------          -----------

    1994

    Net sales to unaffiliated customers      $24,836,000     $ 8,647,000                            $33,483,000
    Intercompany sales                                         5,731,000      $ (5,731,000)
                                             -----------     -----------      ------------          -----------
    Net sales                                $24,836,000     $14,378,000      $ (5,731,000)         $33,483,000
                                             -----------     -----------      ------------          -----------
                                             -----------     -----------      ------------          -----------
    Income (loss) before income taxes        $ 1,066,000     $   456,000      $    491,000          $ 2,013,000
                                             -----------     -----------      ------------          -----------
                                             -----------     -----------      ------------          -----------
    Identifiable assets                      $32,536,000     $15,665,000      $(12,496,000)         $35,705,000
                                             -----------     -----------      ------------          -----------
                                             -----------     -----------      ------------          -----------

    1993

    Net sales to unaffiliated customers      $19,677,000     $10,970,000                            $30,647,000
    Intercompany sales                                         4,007,000      $ (4,007,000)
                                             -----------     -----------      ------------          -----------
    Net sales                                $19,677,000     $14,977,000      $ (4,007,000)         $30,647,000
                                             -----------     -----------      ------------          -----------
                                             -----------     -----------      ------------          -----------
    Income (loss) before income taxes        $   742,000     $ 1,967,000      $   (474,000)         $ 2,235,000
                                             -----------     -----------      ------------          -----------
                                             -----------     -----------      ------------          -----------
    Identifiable assets                      $24,746,000     $ 9,935,000      $ (6,826,000)         $27,855,000
                                             -----------     -----------      ------------          -----------
                                             -----------     -----------      ------------          -----------


15. UNAUDITED QUARTERLY INFORMATION



                                                               THREE MONTHS ENDED
                                       -------------------------------------------------------------------------
    FISCAL 1995                            SEPTEMBER 30       DECEMBER 31        MARCH 31           JUNE 30
    Net sales                               $9,044,000        $11,956,000       $6,324,000        $ 8,685,000
    Gross profit                            $3,463,000        $ 3,795,000       $2,446,000        $ 2,385,000
    Net income (loss)                       $  529,000        $   795,000       $ (232,000)       $(2,965,000)
    Earnings per share                      $     0.11        $      0.17       $    (0.05)       $     (0.62)

    Fiscal 1994

    Net sales                               $6,449,000        $12,080,000       $6,790,000        $ 8,164,000
    Gross profit                            $2,817,000        $ 4,504,000       $2,753,000        $ 2,857,000
    Net income (loss)                       $  345,000        $ 1,058,000       $  126,000        $   (53,000)
    Earnings per share                      $     0.08        $      0.23       $     0.03        $     (0.01)

    As discussed in Note 1, management has initiated plans to eliminate certain marginal product lines, improve cash flow by disposing of inventories through alternative distribution channels and reduce overhead and administrative expenses. In implementing these plans, management provided a $1,555,000 charge to operations during the fourth quarter of 1995 to reflect terminated product lines and costs associated with utilizing alternative distribution channels to liquidate certain inventory. Additionally, as described in Note 8, the Company provided a $1,201,000 valuation allowance against its net deferred income tax asset at June 30, 1995.

    During the three months ended June 30, 1994, the Company incurred $124,000 of start-up costs associated with a new venture in China and new operations in Thailand. Additionally, selling, general and administrative expenses for the three months ended June 30, 1994 included an increase of $600,000, compared to the same quarter in the previous year, of selling and marketing expenses related to the initiation of marketing and promotional programs.


                                 * * * * * *

HARLYN PRODUCTS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993
----------------------------------------------------------------------------



      COLUMN A                   COLUMN B               COLUMN C                   COLUMN D            COLUMN E
                                                        ADDITIONS
                                                 --------------------------
                                 BALANCE AT       CHARGED TO     CHARGES TO                            BALANCE
                                  BEGINNING       COSTS AND        OTHER                                AT END
     DESCRIPTION                  OF PERIOD        EXPENSES       ACCOUNTS         DEDUCTIONS          OF PERIOD
Allowance for doubtful
 accounts and sales
 returns:
 Year ended June 30, 1995          $356,000       $  581,000                       $(212,000)(a)       $  725,000
                                   --------       ----------                       ---------           ----------
                                   --------       ----------                       ---------           ----------
 Year ended June 30, 1994          $350,000       $  211,000                       $(205,000)(a)       $  356,000
                                   --------       ----------                       ---------           ----------
                                   --------       ----------                       ---------           ----------
 Year ended June 30, 1993          $400,000       $  118,000                       $(168,000)(a)       $ 350,000
                                   --------       ----------                       ---------           ----------
                                   --------       ----------                       ---------           ----------
Product line termination
 allowance -
 Year ended June 30, 1995          $      0       $1,555,000                       $       0           $1,555,000
                                   --------       ----------                       ---------           ----------
                                   --------       ----------                       ---------           ----------

(a) Write-off of uncollectible accounts, net of recoveries.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HARLYN PRODUCTS, INC.
                                  (Registrant)

                             /s/ Harold Weisbrod
                             -----------------------
                                 Harold Weisbrod
                              Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Harold Weisbrod                    /s/ William Hood
-----------------------------          -----------------------------
Harold Weisbrod                        William Hood, Vice Chairman,
Chairman of the Board                  Chief Executive Officer, and Director


/s/ Edward Dudziak                     /s/ Randall Monson
-----------------------------          -----------------------------
Edward Dudziak                         Randall Monson
President, Chief Operating             Chief Financial Officer
Officer, and Director


                                       /s/ James Freedman
-----------------------------          -----------------------------
Roger Kuppinger                        James Freedman
Director                               Director


-----------------------------
Barbara Rodriguez
Director                               October 16, 1995