Form 10-Q
period 1995-09-30
HARLYN PRODUCTS INC
filed 1995-11-14
CIK 45621

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

         For the quarterly period ended      SEPTEMBER 30, 1995

            Commission file number            0-7473




                            HARLYN PRODUCTS, INC.
            (Exact name of registrant as specified in its charter)


         California                                          95-2251025
(State or other jurisdiction of                      (I.R.S. employer I.D. No.)
Incorporation or organization)

1515 South Main Street, Los Angeles, California                         90015
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (213)-746-0745

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at September 30, 1995

Common Stock. $.10 par value                               4,753,284

                            HARLYN PRODUCTS, INC.



                                    INDEX



     PART I - FINANCIAL STATEMENTS:                             PAGE NO.
                                                                --------

          Condensed Balance Sheets
          September 30, 1995 and June 30, 1995                      4


          Condensed Statements of Operations
          Three Months Ended September 30, 1995 and 1994            5


          Condensed Statements of Cash Flows
          Three Months Ended September 30, 1995 and 1994         6 & 7


          Notes to Condensed Financial Statements
          Three Months Ended September 30, 1995 and 1994         8 & 9


          Management's Discussion and Analysis of
          Financial Condition and Results of Operations         9 & 10



     PART II - OTHER INFORMATION AND SIGNATURES                     11


                        PART I.  FINANCIAL INFORMATION



                        ITEM I.  FINANCIAL STATEMENTS

                   HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                          CONDENSED BALANCE SHEETS


                                                                      SEPT. 30        JUNE 30
                                                                        1995           1994
                                                                     -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                          $   336,000    $   265,000
  Accounts reveivable, net                                             9,881,000     12,648,000
  Inventory:   Raw Materials                                           3,675,000      3,508,000
               Work In Process                                         3,175,000      3,010,000
               Finished                                                9,861,000      9,447,000
  Prepaid expenses and other current assets                            1,580,000      1,051,000
                                                                     -----------    -----------
               Total current assets                                   28,508,000     29,929,000

Property, plant and equipment, net                                     5,300,000      5,451,000
Other assets                                                           1,555,000      1,467,000
                                                                     -----------    -----------
               Total assets                                          $35,363,000    $36,847,000
                                                                     -----------    -----------
                                                                     -----------    -----------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank line of credit                                                $10,208,000    $10,953,000
  Current portion of long term debt and capital lease obligations      3,973,000      4,239,000
  Accounts payable and accrued expenses                                4,000,000      3,639,000
                                                                     -----------    -----------
  Total current liabilities                                           18,181,000     18,831,000

Long term debt, net of current portion                                 1,296,000      1,240,000
                                                                     -----------    -----------
  Total liabilities                                                   19,477,000     20,071,000
                                                                     -----------    -----------

Shareholders' equity:
  Common stock: $.10 par, authorized 10,000,000 shares;
    issued 4,735,284 at September 30, 1995 and June 30, 1995             475,000        475,000
  Additional paid-in capital                                           2,413,000      2,413,000
  Retained earnings                                                   12,998,000     13,888,000
                                                                     -----------    -----------
              Total shareholders' equity                              15,886,000     16,776,000
                                                                     -----------    -----------
  Total liabilities and shareholders' equity                         $35,363,000    $36,847,000
                                                                     -----------    -----------
                                                                     -----------    -----------

See accompanying notes to condensed financial statements.

                   HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS


                                                  THREE MONTHS
                                                 ENDED SEPT. 30,
                                             1995              1994
                                          ----------        ----------
Net sales                                 $5,061,000        $9,044,000

Cost of sales                              3,191,000         5,581,000
                                          ----------        ----------

Gross profit                               1,870,000         3,463,000

Selling, general and
  administrative expenses                  2,197,000         2,339,000
                                          ----------        ----------

(Loss) income from operations               (327,000)        1,124,000

Interest expense                             563,000           390,000
                                          ----------        ----------

(Loss) income before income taxes           (890,000)          734,000

Provision for income taxes                                     205,000
                                          ----------        ----------

      Net (loss) income                   $ (890,000)       $  529,000
                                          ----------        ----------
                                          ----------        ----------

Net (loss) income per common share            ($0.19)            $0.11
                                          ----------        ----------
                                          ----------        ----------

Average common and common
  equivalent shares outstanding            4,783,226         4,856,520
                                          ----------        ----------
                                          ----------        ----------

See accompanying notes to condensed financial statements.

                   HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED STATEMENTS OF CASH FLOWS


                                                                    THREE MONTHS
                                                                   ENDED SEPT. 30,
                                                                 1995          1994
                                                              ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                           $ (890,000)   $   529,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation & amortization                                387,000        361,000
  Changes in operating assets & liabilities:
    Accounts receivable                                        2,767,000     (1,447,000)
    Inventories                                                 (746,000)       318,000
    Prepaid expenses and other current assets                   (529,000)      (156,000)
    Accounts payable and accrued expenses                        361,000       (841,000)
                                                              ----------    -----------
  Net cash provided by (used for) operating activities         1,350,000     (1,236,000)
                                                              ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                    (236,000)    (1,143,000)
  Other assets                                                   (88,000)        11,000
                                                              ----------    -----------
  Net cash used for investing activities                        (324,000)    (1,132,000)
                                                              ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under line of credit agreement      (745,000)     2,347,000
  Additions to long term debt                                    143,000
  Repayments/retirements of long term debt                      (353,000)      (645,000)
  Proceeds from exercise of warrants                                            561,000
                                                              ----------    -----------
  Net cash (used for) provided by financing activities          (955,000)     2,263,000
                                                              ----------    -----------

NET CHANGE IN CASH & CASH EQUIVALENTS                             71,000       (105,000)

CASH & CASH EQUIVALENTS-BEGINNING OR PERIOD                      265,000        521,000
                                                              ----------    -----------

CASH & CASH EQUIVALENTS-END OF PERIOD                         $  336,000    $   416,000
                                                              ----------    -----------
                                                              ----------    -----------
                                                                     (continued)

                   HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED STATEMENTS OF CASH FLOWS
                                  CONCLUDED

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                    THREE MONTHS
                                                                   ENDED SEPT. 30,
CASH PAID DURING THE PERIOD FOR                                  1995          1994
                                                              ----------    -----------
  Interest                                                     $525,000       $366,000

  Income taxes                                                                $100,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  During the three months ended September 30, 1994, the Company exchanged inventory in the amount of $615,000 for an equivalent amount of future benefits under a barter arrangement.

  Stock warrants for 214,063 shares of common stock were exercised during the three months ended September 30, 1994 at prices ranging from $2.04 to $2.80. The related income tax benefit increased additional paid in capital by $129,000.





















See accompanying notes to condensed financial statements.

                     HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

1). The condensed consolidated financial statements are unaudited and include the financial position, results of operations, and cash flows of Harlyn Products, Inc. (USA) and its subsidiaries. All intercompany transactions, accounts and balances have been eliminated. In the opinion of Company management, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of September 30, 1995, and the results of its operations for the three months ended September 30, 1995 and 1994. The condensed consolidated financial statements should be read in conjunction with the more detailed financial statements and related footnotes thereto filed with Form 10-K for the year ended June 30, 1995.

     The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results of operations for the full year ending June 30, 1996. Historically, the Company's business has followed a seasonal pattern, realizing its greatest sales and net income in the second fiscal quarter.

2).  The gold pool with Rhode Island Hospital Trust (the Lessor) was 23,000
Troy ounces at September 30, 1995, an increase from 22,000 ounces at June 30, 1995. This was due to normal operational requirements. The Company is required to maintain gold inventory in addition to its gold pool. The Lessor has notified the Company that its additional gold inventory has been insufficient to meet required collateral levels. Such collateral deficiencies are defined as Events of Default under the Company's consignment agreement with the Lessor. Additional Events of Default were caused by non-compliance with a cash flow covenant as of June 30, 1995 and September 30, 1995, late payments of certain consignment fees and the late delivery of audited financial statements for the year ended June 30, 1995. Management is involved in ongoing discussions with the gold lessor regarding continuation of its consignment agreement and anticipates a positive outcome.

3). The Company is involved in ongoing discussions with its primary lender regarding its borrowing agreement and non-compliance with certain financial covenants as of June 30, 1995 and September 30, 1995. Management believes it will be successful in extending its credit agreement with the lender.

4). The provision for income taxes is based on the effective annual tax rate expected for the year ending June 30, 1996. A tax benefit related to losses in the United States for the three months ended September 30, 1995 was offset by a valuation allowance since the future benefit of the credit is not assured. Beginning in December 1994, the Company was granted a three year foreign tax holiday on most income earned in Thailand. The Company does not provide for U.S. taxes on earnings in Thailand because it intends to reinvest those earnings indefinitely.

5). The Company's Thailand subsidiary is exempt from Value Added Tax (VAT) requirements on most purchases. However, such tax must be paid initially by the Company and subsequently refunded by the Thai Revenue Department. As of September 30, 1995, there was $507,000 of prepaid VAT taxes included in prepaid expenses and other current assets. The majority of these funds were subsequently refunded to the subsidiary with the remainder due in the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS Consolidated net sales decreased by $3,983,000, or 44%, for the three months ended September 30, 1995 as compared with the corresponding period in the prior year. Sales by Harlyn's U.S. operations decreased by $3,350,000, or 55% for the three months ended September 30,1995, primarily due to lower sales of promotional and stock goods to mass merchandisers and independent retailers. The Company redesigned marketing programs and narrowed its customer focus, which reduced sales to certain less profitable market segments. Sales by Harlyn's Thailand operation decreased by $633,000, or 21% for the three months ended September 30, 1995 primarily due to reduced sales to customers in Mexico as a result of the peso devaluation. A decrease in the average price of gold for the three months ended September 30, 1995 as compared to the prior year had no material impact on sales.

Gross profit as a percentage of net sales was 37% for the three months ended September 30, 1995 compared to 38% for the corresponding period of the prior year. The decline in gross profit was primarily due to reduced sales volume and fixed overhead costs as a higher incremental proportion of reduced sales volume.

Selling, general and administrative expenses decreased by $142,000 for the three months ended September 30, 1995 compared with the corresponding period of the prior year, but increased as a percentage of net sales from 26% to 43%. The increase in interest expense of $173,000 for the three months ended September 30, 1995, as compared to the corresponding period of the prior year is attributed to higher interest rates on higher levels of borrowings in both the United States and Thailand.

There was no provision for income taxes in the three months ended September 30, 1995. A tax benefit related to losses in the United States for the three months ended September 30, 1995 was offset by a valuation allowance since the future benefit of the credit is not assured. Beginning in December 1994, the Company was granted a three year foreign tax holiday on most income earned in Thailand. The Company does not provide for U.S. taxes on earnings in Thailand because it intends to reinvest those earnings indefinitely.

LIQUIDITY AND CAPITAL RESOURCES
Net receivables decreased by $2,767,000 from $12,648,000 on June 30, 1995 to $9,881,000 on September 30, 1995; this decrease was primarily due to lower sales volume in the United States and shorter credit terms on sales in Thailand. Inventories increased by $746,000, or 5%, from a June 30, 1995 balance of $15,965,000 to $16,711,000 at September 30, 1995. This increase was the result of returned merchandise being added to inventory as well as inventory being held for sales orders due to be shipped early in the second fiscal quarter.

The Company relies on its credit facilities, gold consignment program and, internally generated funds to finance operations. Outstanding bank debt at September 30, 1995 amounted to line of credit borrowings of $10,208,000 (at 1.5% over prime rate) against available consolidated credit lines of $11,000,000, and $5,269,000 of long term debt (at 1.5% above prime rate) of which $3,973,000 is current. Due to the Company's non-compliance with certain bank covenants as of June 30, 1995 and September 30, 1995, a U.S. term loan, in the amount of $3,667,000 as of September 30, 1995, and nominally due within the next four years, has been reclassified as short-term debt on the Company's condensed balance sheet as of June 30, 1995 and September 30, 1995. The Company is involved in ongoing discussions with its primary lender regarding the borrowing agreement and its non-compliance with the covenants. Management believes it will be successful in extending its credit agreement with the lender.

The Company leases substantially all of its gold and is not required to pay for the gold until product into which the gold is incorporated is sold. The Company has a $10,625,000 line of credit for its gold pool, and utilized $8,832,000 or 23,000 troy ounces of this on September 30, 1995. The Company is required to maintain gold inventory in addition to its gold pool. The Lessor has notified the Company that its additional gold inventory has been insufficient to meet required collateral levels. Such collateral deficiencies are defined as Events of Default under the Company's consignment agreement with the Lessor. Additional Events of Default were caused by non-compliance with a cash flow covenant as of June 30, 1995 and September 30, 1995, late payments of certain consignment fees and the late delivery of audited financial statements for the year ended June 30, 1995. Management is involved in ongoing discussions with the gold lessor regarding continuation of its consignment agreement and anticipates a positive outcome.

                           PART II. OTHER INFORMATION

                           **************************

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HARLYN PRODUCTS, INC.
                                  (Registrant)




/s/  HAROLD WEISBROD                          /s/  WILLIAM HOOD
------------------------------                ------------------------------
Harold Weisbrod                               William Hood
(Chairman of the Board)                       (Chief Executive Officer)



/s/  EDWARD DUDZIAK                           /s/  RANDALL MONSON
------------------------------                ------------------------------
Edward Dudziak                                Randall Monson
(President & Chief Operating Officer)         (Chief Financial Officer)






 Date:   November 10, 1995