Form 10-Q
period 1995-12-31
HARLYN PRODUCTS INC
filed 1996-02-15
CIK 45621

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

         For the quarterly period ended      DECEMBER 31, 1995
                                         -------------------------

               Commission file number            0-7473
                                       ------------------------


                             HARLYN PRODUCTS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           California                                          95-2251025
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. employer I.D. No.)
Incorporation or organization)

1515 South Main Street, Los Angeles, California                          90015
-----------------------------------------------                       ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (213)-746-0745
---------------------------------------------------               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X            No
   ---------------       ---------------

Number of Shares of Common Stock outstanding as of February 13, 1996:  4,753,284

                             HARLYN PRODUCTS, INC.
                             ---------------------


                                     INDEX
                                     -----


                                                          PAGE NO.
                                                          --------
PART I - FINANCIAL INFORMATION:

       Balance Sheets                                        3

       Statements of Operations                              4

       Statements of Cash Flows                            5 & 6

       Notes to Financial Statements                       7 & 8

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations       8 - 11


PART II - OTHER INFORMATION

       Item 4: Submission of Matters to a Vote of            12
               Security Holders

       Signature                                             12

                        PART 1.  FINANCIAL INFORMATION

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                                BALANCE SHEETS
                                  (Unaudited)

                                                             December 31,      June 30,
                                                             ------------      --------
                                                                 1995            1995
                                                                 ----            ----
ASSETS
------
Current assets:
  Cash and cash equivalents                                     $210,000        $265,000
  Accounts receivable, net                                    13,422,000      12,648,000
  Inventories                                                 16,269,000      15,965,000
  Prepaid expenses and other current assets                    1,286,000       1,051,000
                                                             -----------     -----------
        Total current assets                                  31,187,000      29,929,000

Equipment, net                                                 5,138,000       5,451,000
Other assets                                                   1,407,000       1,467,000
                                                             -----------     -----------
                                                             $37,732,000     $36,847,000
                                                             ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Bank line of credit                                        $11,988,000     $10,953,000
  Current portion of long term debt and capital lease
    obligations                                                3,741,000       4,239,000
  Accounts payable and accrued expenses                        4,674,000       3,639,000
                                                             -----------     -----------
  Total current liabilities                                   20,403,000      18,831,000

Long term debt, net of current portion                         1,315,000       1,240,000
                                                             -----------     -----------
  Total liabilities                                           21,718,000      20,071,000
                                                             -----------     -----------

Shareholders' equity:
  Common stock: $.10 par, authorized 10,000,000 shares;
    issued 4,753,284 at December 31, 1995 and
    June 30, 1995                                                475,000         475,000
  Additional paid-in capital                                   2,413,000       2,413,000
  Retained earnings                                           13,126,000      13,888,000
                                                             -----------     -----------
        Total shareholders' equity                            16,014,000      16,776,000
                                                             -----------     -----------
                                                             $37,732,000     $36,847,000
                                                             ===========     ===========

                      See notes to financial statements.

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          Three Months Ended            Six Months Ended
                                             December 31,                 December 31,
                                             ------------                 ------------
                                          1995         1994            1995          1994
                                          ----         ----            ----          ----
Net sales                             $10,889,000   $11,956,000     $15,950,000   $21,000,000

Cost of sales                           7,399,000     8,161,000      10,581,000    13,742,000
                                      -----------   -----------     -----------   -----------

Gross profit                            3,490,000     3,795,000       5,369,000     7,258,000

Selling, general & administrative       3,144,000     2,688,000       5,350,000     5,027,000
                                      -----------   -----------     -----------   -----------

Income from operations                    346,000     1,107,000          19,000     2,231,000

Interest expense                          512,000       403,000       1,075,000       793,000
                                      -----------   -----------     -----------   -----------

Income (loss) before income taxes        (166,000)      704,000      (1,056,000)    1,438,000

Provision (benefit) for income taxes     (294,000)      (91,000)       (294,000)      114,000
                                      -----------   -----------     -----------   -----------

Net income (loss)                        $128,000      $795,000       ($762,000)   $1,324,000
                                      ===========   ===========     ===========   ===========

Net income (loss) per share                 $0.03         $0.17          ($0.16)        $0.27
                                      ===========   ===========     ===========   ===========

Average number of shares &
equivalent shares outstanding           4,753,284     4,809,144       4,753,284     4,832,832
                                      ===========   ===========     ===========   ===========

                      See notes to financial statements.

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Six Months Ended
                                                            December 31,
                                                            ------------
                                                        1995           1994
                                                     ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  ($762,000)     $1,324,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation & amortization                        640,000         740,000
  Changes in operating assets & liabilities:
    Accounts receivable                               (774,000)     (5,628,000)
    Inventories                                       (304,000)        563,000
    Prepaid expenses and other current assets         (235,000)         98,000
    Accounts payable and accrued expenses            1,035,000         142,000
                                                     ---------      ----------
  Net cash provided by operating
   activities                                         (400,000)     (2,761,000)
                                                     ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant and equipment          (327,000)     (1,645,000)
  Other assets                                          60,000         (49,000)
                                                     ---------      ----------

  Net cash used for investing activities              (267,000)     (1,694,000)
                                                     ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under line of credit agreement      1,035,000       4,834,000
  Repayments/retirements of long term debt            (423,000)       (912,000)
  Proceeds from exercise of warrants                      -            626,000
                                                     ---------      ----------

  Net cash provided by financing
   activities                                          612,000       4,548,000
                                                     ---------      ----------

NET CHANGE IN CASH & CASH EQUIVALENTS                  (55,000)         93,000

CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD            265,000         521,000
                                                     ---------      ----------

CASH & CASH EQUIVALENTS-END OF PERIOD                 $210,000        $614,000
                                                     =========      ==========

                                  (continued)

                      See notes to financial statements.

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                       Six Months Ended
                                                          December 31,
                                                          ------------
                                                      1995           1994
                                                      ----           ----
Cash paid during the period for:

  Interest                                         $1,122,000      $788,000

  Income taxes                                         $4,000      $225,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During the six months ended December 31, 1994, the Company exchanged inventory in the amount of $615,000 for an equivalent amount of future benefits under a barter arrangement.

     Stock warrants for 214,063 shares of common stock were exercised during the six months ended December 31, 1994, at prices ranging from $2.04 to $2.80. The related income tax benefit increased additional paid in capital by $129,000.

                      See notes to financial statements.

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation:

     The consolidated financial statements are unaudited and include the financial position, results of operations, and cash flows of Harlyn Products, Inc. (USA) and its subsidiaries. All intercompany transactions, accounts and balances have been eliminated.

     The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position at December 31, 1995 and the results of operations and changes in cash flows for the three and six months ended December 31, 1995. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that information presented therein is not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended December 31, 1995 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 1996. Historically, the Company's business has followed a seasonal pattern, realizing its greatest sales and net income in the second fiscal quarter.

NOTE 2 - Gold Consignment Agreement:

     The Company maintains a gold lease arrangement ("the gold agreement"), pursuant to which it holds gold on consignment to meet customer orders. Under the terms of the gold consignment agreement, the Company is entitled to lease an aggregate of 25,000 ounces of fine gold or an aggregate consigned gold value not to exceed $10,625,000, whichever is less. The Company held 21,700 and 22,000 ounces of gold on consignment at December 31, 1995 and June 30, 1995, respectively. Consigned gold is not included in the Company's inventory. The gold consignor has a security interest in substantially all assets of the Company. The gold agreement expired on January 31, 1996 and management is involved in ongoing discussions with the consignor regarding continuation of the gold agreement. The Company is in violation of certain covenants of the gold agreement. Nonetheless, the Company believes that other gold consignors would be willing to enter into similar arrangements if the current gold consignor terminates its relationship with the Company.

NOTE 3 - Bank Credit Agreement:

     The Company is involved in ongoing discussions with its primary lender regarding its borrowing agreement and non-compliance with certain financial covenants as of June 30, 1995 and December 31, 1995. Management believes it will be successful in extending its credit agreement with the lender or making alternative arrangements with another lender. (See Liquidity and Capital Resources).

NOTE 4 - Income Taxes:

     The provisions and benefits for income taxes are based on the effective annual tax rates expected for the related years. A tax benefit related to losses in the United States for the three and six months ended December 31, 1995 was offset by a valuation allowance since the future benefit of the credit is not assured. Included in other current assets is $603,000 in federal income tax refunds, principally relating to net operating loss carry-backs. The $294,000 in income tax benefit for the three and six months ended December 31, 1995, reflects the final determination for such carrybacks computed, based upon the Company's filing of its June 30, 1995 corporate tax return. The Company anticipates collecting these amounts by or around March 31, 1996. Beginning in December 1994, the Company was granted a three year foreign tax holiday on most income earned in Thailand. The income tax credit of $91,000 for the three months ended December 31, 1994 resulted from a change in the estimated effective tax rate for the year ending June 30, 1995 resulting from the foreign tax holiday. The Company does not provide for U.S. taxes on earnings in Thailand because it intends to reinvest those earnings indefinitely.

NOTE 5 - Inventories:

     Inventories consisted of the following:

                            December 31,    June 30,
                                1995          1995
                            ------------   -----------

     Raw materials           $ 3,705,000   $ 3,508,000
     Work-in-progress          3,247,000     3,010,000
     Finished goods            9,317,000     9,447,000
                             -----------   -----------
                             $16,269,000   $15,965,000
                             ===========   ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Harlyn Products, Inc. (The "Company") designs and manufactures gold and silver jewelry in the United States and Thailand which it sells to retail jewelers, department and discount stores and distributors throughout the Americas, the Orient and Europe. Products consist of family jewelry, precious and semi-precious stone jewelry, diamond jewelry, initial jewelry and wedding bands and include rings, earrings, chains, pins and tie tacks. The Company's products are intended for sale in the medium price range and are predominantly worn by women.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Statements of Operations.

                                                Percentage of Net Sales
                                        -------------------------------------
                                        Three Months Ended     Six Months Ended
                                           December 31,          December 31,
                                        1995         1994      1995       1994
                                        ------------------     ----------------

Net sales                               100.0%       100.0%    100.0%     100.0%
Cost of sales                            67.9         68.3      66.3       65.4
                                        -----        -----     -----      -----
Gross profit                             32.1         31.7      33.7       34.6
Operating expenses                       28.9         22.5      33.5       23.9
                                        -----        -----     -----      -----
Income from operations                    3.2          9.3       0.1       10.6
Interest expense                          4.7          3.4       6.7        3.8
                                        -----        -----     -----      -----
Income (loss) before income taxes        -1.5          5.9      -6.6        6.8
Provision (benefit) for income taxes     -2.7         -0.8      -1.8        0.5
                                        -----        -----     -----      -----
Net income (loss)                         1.2%         6.6%     -4.8%       6.3%
                                        =====        =====     =====      =====

Six Months Ended December 31, 1995 Compared to Six Months Ended
---------------------------------------------------------------
December 31, 1994:
------------------

     Consolidated net sales for the six months ended December 31, 1995 were $15,950,000 as compared to $21,000,000 for the same period in 1994. This represents a decrease of 24.0% in net sales for the period. Sales by Harlyn's U.S. operations decreased by $4,729,000 or 30% for the six months ended December 31, 1995, primarily due to lower sales of promotional and stock goods to mass merchandisers and independent retailers. The Company redesigned its marketing programs and narrowed its customer focus, which reduced sales to certain less profitable market segments. Sales by Harlyn's Thailand operations decreased by $321,000 or 6% for the six months ended December 31, 1995 primarily due to reduced sales to customers in Mexico as a result of the peso devaluation.

     Gross profit as a percentage of net sales decreased from 34.6% for the six months ended December 31, 1994 to 33.7% for the six months ended December 31, 1995. At June 30, 1995 the Company established a reserve of $1,555,000 to reconfigure its product distribution program, and to terminate certain product lines. During the six months ended December 31, 1995, the Company utilized this reserve to liquidate certain inventory items to melt down gold and recover stones from certain jewelry products, and to sell certain product lines at below their carrying values. The net impact of these activities during the six months ended December 31, 1995 increased gross profit by 2%. Management expects to continue to address its product distribution programs and the configuration of its product lines, but does not believe any additional reserves are needed at this time .

     Selling, general and administrative expenses increased by $323,000 to $5,350,000 for the six months ended December 31, 1995 from $5,027,000 in the same period in 1994. The major factors affecting the change were increases in professional fees and the allowance for doubtful accounts.

     Interest expense increased from $793,000 for the six months ended December 31, 1994 to $1,075,000 for the comparable period in 1995 due to higher interest rates on higher levels of borrowing in both the U.S. and Thailand.

Three Months Ended December 31, 1995 Compared to Three Months Ended
-------------------------------------------------------------------
December 31, 1994:
------------------

     Net sales decreased 8.9% to $10,889,000 for the three months ended December 31, 1995 from $11,956,000 for the comparable three months in 1994. The decrease was principally due to the reasons stated above in the discussion of the six month period. For the three months ended December 31, 1995, sales by Harlyn's U.S. operations decreased from the comparable period in 1994 by $1,378,000 or 14.4%, principally due to the reasons stated above in the discussion of the six month period. For the same comparable period, Harlyn's Thailand sales increased by $309,000 or 12.7%, primarily due to increased third party sales.

     Gross profit as a percentage of net sales increased from 31.7% for the three months ended December 31, 1994 to 32.1% for the comparable period in 1995. See the above discussion of the six month period.

     Selling, general and administrative expenses increased $456,000 to $3,144,000 for the three month period ended December 31, 1995 from $2,688,000 for the comparable three month period in 1994, principally due to the reasons stated above in the discussion of the six month period.

     Interest expenses increased $109,000 for the three months ended December 31, 1995 compared to the same period in 1994, principally for the reasons stated in the discussion of the six month period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net receivables increased by $774,000 from $12,648,000 on June 30, 1995 to $13,422,000 on December 31, 1995. This increase was primarily due to the seasonal nature of sales in which the Company realizes its greatest volume of sales in its second fiscal quarter.

     The Company relies on its credit facilities, gold consignment program and internally generated funds to finance operations. Outstanding bank debt at December 31, 1995 amounted to line of credit borrowings of $11,988,000 against available consolidated credit lines of $12,100,000 and $4,883,000 of long term debt of which $3,568,000 is current. Due to the Company's non-compliance with certain bank covenants as of December 31, 1995, a term loan, in the amount of $3,417,000 nominally due within the next four years, has been reclassified as short-term debt on the Company's balance sheet as of December 31, 1995. The Company is involved in ongoing discussions with its primary lender regarding the borrowing agreement and its non-compliance with the covenants. Management believes it will be successful in extending its credit agreement with the lender or in making alternative arrangements with another lender.

     Under the gold agreement, the Company leases substantially all of the gold it uses and is not required to pay the lessor until product into which the gold is incorporated is sold (see Note 2 - Gold Consignment Agreement). The Company is required to maintain gold inventory in addition to its gold pool. The lessor has notified the Company that its additional gold inventory has been insufficient to meet required collateral levels. Such collateral deficiencies are defined as Events of Default under the Company's consignment agreement with the lessor. Management is involved in ongoing discussions with the lessor regarding continuation of the gold agreement. If the current gold lessor does not reach a new agreement with the Company, management believes that other gold lessors would be willing to enter into similar arrangements.

                          PART II. OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Shareholders of the Company was held on December 5, 1995.

     (b) The following directors were elected at the meeting:
         Harold Weisbrod
         Edward Dudziak
         James Freedman
         William Hood
         Barbara Rodriguez
         Roger Kuppinger


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HARLYN PRODUCTS, INC.



                                            By:/s/ Daniel Goodstein
                                               --------------------------------
                                               Daniel Goodstein
                                               Vice President and
                                                 Chief Financial Officer


Date:  February 13, 1996