Form 10-Q
period 1996-03-31
HARLYN PRODUCTS INC
filed 1996-05-24
CIK 45621

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the quarterly period ended MARCH 31, 1996
                                           --------------

             Commission file number  0-7473
                                     ------


                             HARLYN PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                          95-2251025
- --------------------------------                     --------------------------
(State or other jurisdiction of                      (I.R.S. employer I.D. No.)
Incorporation or organization)

1515 South Main Street, Los Angeles, California             90015
- ------------------------------------------------         -----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (213)-746-0745
- --------------------------------------------------    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                      Outstanding at March 31, 1996
- -----                                      -----------------------------
Common Stock. $.10 par value                      4,753,284

                             HARLYN PRODUCTS, INC.
                             ---------------------

                                     INDEX
                                     -----



                                                                     PAGE NO.
                                                                     --------
PART I - FINANCIAL STATEMENTS:

         Balance Sheets March 31, 1996 and June 30, 1995                  3

         Statements of Operations Three Months and
           Six Months Ended March 31, 1996 and 1995                       4

         Statements of Cash Flows Nine Months Ended
           March 31, 1996 and 1995                                      5-6

         Notes to Financial Statements Nine Months Ended
           March 31, 1996 and 1995                                      7-9

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                10-12

PART II - OTHER INFORMATION AND SIGNATURES                               13

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                                BALANCE SHEETS
                                  (Unaudited)

                                                                        March 31,         June 30,
                                                                        ---------        ----------
                                                                           1996             1995
                                                                        ---------        ----------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                                               $439,000         $265,000
  Accounts receivable, net                                               5,082,000       12,648,000
  Inventories                                                           15,741,000       15,965,000
  Prepaid expenses and other current assets                                334,000        1,051,000
                                                                       ------------     ------------
             Total current assets                                       21,596,000       29,929,000

Land, building & equipment, net                                          4,840,000        5,451,000
Other assets                                                               286,000        1,467,000
                                                                       -----------      -----------
                                                                       $26,722,000      $36,847,000
                                                                       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Bank line of credit                                                   $8,860,000      $10,953,000
  Current portion of long term debt and capital lease obligations        3,476,000        4,239,000  41
  Accounts payable and accrued expenses                                  4,442,000        3,639,000
                                                                       ------------     ------------
  Total current liabilities                                             16,778,000       18,831,000

Long term debt, net of current portion                                     571,000        1,240,000
                                                                       ------------     ------------
  Total liabilities                                                     17,349,000       20,071,000
                                                                       ------------     ------------

Shareholders' equity:
  Common stock: $.10 par, authorized 10,000,000 shares;
      issued 4,753,284 at March 31, 1996 and June 30, 1995                 475,000          475,000
  Additional paid-in capital                                             2,413,000        2,413,000
  Retained earnings                                                      6,485,000       13,888,000
                                                                       -----------      -----------
             Total shareholders' equity                                  9,373,000       16,776,000
                                                                       -----------      -----------
                                                                       $26,722,000      $36,847,000
                                                                       ===========      ===========

                      See notes to financial statements.

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three Months Ended            Nine Months Ended
                                             March 31,                     March 31,
                                             ---------                     ---------
                                         1996       1995              1996           1995
                                      ----------  ----------       -----------   -----------
Net sales                            $ 4,592,000  $6,324,000       $20,542,000   $27,324,000

Cost of sales                          4,389,000   3,878,000        14,970,000    17,620,000
                                     -----------  ----------       -----------   -----------

Gross profit                             203,000   2,446,000         5,572,000     9,704,000

Product line termination charge        2,500,000           0         2,500,000             0

Selling, general & administrative      3,916,000   2,599,000         9,266,000     7,627,000
                                     -----------  ----------       -----------   -----------
Income (loss) from operations         (6,213,000)   (153,000)       (6,194,000)    2,077,000

Interest expense                         427,000     458,000         1,503,000     1,250,000
                                     -----------  ----------       -----------   -----------
Income (loss) before income taxes     (6,640,000)   (611,000)       (7,696,000)      827,000

Benefit for income taxes                       0    (379,000)         (295,000)     (264,000)
                                     -----------  ----------       -----------   -----------
Net income (loss)                    ($6,640,000)  ($232,000)      ($7,402,000)  $ 1,091,000
                                     ===========  ==========       ===========   ===========
Net income (loss) per share               ($1.40)     ($0.05)           ($1.56)        $0.23
                                     ===========  ==========       ===========   ===========
Average number of shares &
equivalent shares outstanding          4,753,284   4,828,995         4,753,284     4,831,322
                                     ===========  ==========       ===========   ===========

                      See notes to financial statements.

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                                March 31,
                                                                                ---------
                                                                           1996          1995
                                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  ($7,402,000)      $1,091,000
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation & amortization                                      1,055,000        1,145,000
    Provision for product line termination                               2,500,000                -
    Provision for losses on trade receivables                              691,000                -
    Provision for impairment of other assets                               651,000                -
    Changes in operating assets & liabilities:
        Accounts receivable                                              6,875,000       (1,504,000)
        Inventories                                                     (2,277,000)        (311,000)
        Prepaid expenses and other current assets                          717,000           (9,000)
        Accounts payable and accrued expenses                              803,000       (1,643,000)
                                                                      ------------     ------------
    Net cash provided by (used for) operating activities                 3,613,000       (1,231,000)
                                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property, plant and equipment                            (444,000)      (1,954,000)
    Other assets                                                           530,000           37,000
                                                                      ------------     ------------
    Net cash provided by (used for) investing activities                    86,000       (1,917,000)
                                                                      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net borrowings (payments) under line of credit agreement            (2,856,000)       3,570,000
    Repayments/retirements of long term debt                              (669,000)      (1,262,000)
    Proceeds from exercise of warrants                                           -          714,000
                                                                      ------------     ------------
    Net cash (used for) provided by financing activities                (3,525,000)       3,022,000
                                                                      ------------     ------------
NET CHANGE IN CASH & CASH EQUIVALENTS                                      174,000         (126,000)

CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD                                265,000          521,000
                                                                      ------------     ------------
CASH & CASH EQUIVALENTS-END OF PERIOD                                     $439,000         $395,000
                                                                      ============     ============

                                  (Continued)
                      See notes to financial statements.

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                           Nine Months Ended
                                                                              March 31,
                                                                           ------------------
                                                                           1996          1995
                                                                           ----          ----
    Cash paid during the period for:

    Interest                                                            $1,271,000       $1,216,000

    Income taxes                                                             4,000          225,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  During the nine months ended March 31, 1995, the Company exchanged inventory in the amount of $615,000 for an equal amount of future benefit under a barter agreement. As of March 31, 1996, management determined there to be a permanent impairment in the remaining value of this asset in the amount of $503,000, as continued utilization could not be determined to be probable.

  Stock warrants for 214,063 shares of common stock were exercised during the nine months ended March 31, 1995, at prices ranging from $2.04 to $2.80. The related income tax benefit increased additional paid in capital by $129,000.

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 - Basis of Presentation:

     The consolidated financial statements are unaudited and include the financial position, results of operations, and cash flows of Harlyn Products, Inc. (USA) and its subsidiaries (collectively, the "Company"). All intercompany transactions, accounts and balances have been eliminated. In order to improve operating results, the Company has determined that it must refocus and align its operating priorities to concentrate on a new marketing strategy emphasizing high margin special order jewelry and an immediate reduction of its inventory of low margin product. Management must also finalize arrangements with its bank and gold lessor. If the Company is unable to implement its business turnaround strategy to return to profitability and finalize arrangements with its bank and gold lessor to obtain alternative sources of funds, there would exist a concern about the Company's ability to remain as a going concern.

     The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company contain all adjustments necessary to present fairly the financial position at March 31, 1996, and the results of its operations for the three months and nine months ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in the financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that information presented therein is not misleading. For further information, refer to the financial statement and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 1996. Historically, the Company's business has followed a seasonal pattern, realizing its greatest sales and net income in the second fiscal quarter.

NOTE 2 - Gold Consignment Agreement:

     The Company maintained a gold lease arrangement ("the gold agreement"), pursuant to which it held gold on consignment to meet customer orders. Under the terms of gold agreement, the Company was entitled to lease an aggregate of 25,000 ounces of fine gold or an aggregate consigned gold value not to exceed $10,625,000, whichever was less. The Company held 18,825 and 22,000 ounces of gold on consignment at March 31, 1996 and June 30, 1995, respectively. Consigned gold is not included in the Company's inventory. The gold consignor has a secondary security interest in substantially all assets of the Company. The gold agreement expired on January 31, 1996, and the Company is in violation of certain covenants of the gold agreement. Management is involved in ongoing discussions with the consignor regarding continuation of the gold agreement. While the gold consignor is currently extending accommodations to the Company, no assurances can be given that such accommodations will continue or an extension of such arrangement will be entered into. (See Liquidity and Capital Resources.)

NOTE 3 - Bank Credit Agreements:

     The Company previously had an agreement with its United States bank which provided a line of credit of $10,500,000 and long-term debt of $5,000,000. The Company was not in compliance with certain financial covenants of agreement. At March 31, 1996, the Company had $7,009,000 and $3,167,000 outstanding, respectively, against the line of credit and long-term debt agreements. Substantially all of the Company's assets were pledged against these loans. The domestic bank has currently extended accommodations to the Company and is in ongoing discussions to extend the agreement. No assurances can be given that such accommodations will continue or an extension of such arrangement will be entered into.

     The Company has borrowing arrangements with two banks in Thailand. The primary lender has provided facilities totaling $4,000,000 as of March 31, 1996 against which the Company has borrowed $2,683,000. The Company has pledged against these loans its land, building and equipment in Bangkok, which, at March 31, 1996, had a net book value of $2,975,000. The bank has also been provided with personal and corporate guarantees in connection with these loans. An issue has arisen with respect to the documentation that the Company has supplied to the bank in connection with one of these loans. In order to correct this situation, the Company has met with the bank and is in the process of replacing earlier inaccurate documentation that had been supplied to the bank with documentation concerning existing purchase orders that had been issued by the Company to its Thailand subsidiary during the period covered by the bank loan. In addition, the Company had borrowed $205,000 from another Thailand bank as at March 31, 1996. (See Liquidity and Capital Resources.)

NOTE 4 - Income Taxes:

     The benefits for income taxes are based on the effective annual tax rates expected for the related years. A tax benefit related to losses in the United States for the three and nine months ended March 31, 1996 was offset by a valuation allowance since the future benefit of the credit is not assured. The $295,000 income tax benefit for the three and nine months ended March 31, 1996 reflects the final determination for such net operating loss carrybacks computed, based upon the Company's filing of its June 30, 1995 corporate tax return. Beginning in December 1994, the Company was granted a three year foreign tax holiday on most income earned in Thailand. The Company does not provide for U.S. taxes on earnings in Thailand because it intends to reinvest those earnings indefinitely.


NOTE 5 - Inventories:

     Inventories consisted of the following:

                                    March 31, 1996             June 30, 1995
                                    --------------             -------------
     Raw materials                    $ 2,974,000               $ 3,508,000
     Work-in-progress                   3,370,000                 3,010,000
     Finished goods                     9,397,000                 9,447,000
                                      -----------               -----------
                                      $15,741,000               $15,965,000
                                      ===========               ===========


NOTE 6 - Other Charges:

     Product line termination charges of $2,500,000 were recorded during the three months ended March 31, 1996 to reconfigure the Company's product distribution program and to terminate certain product lines. The Company will use this reserve to liquidate certain inventory items, to melt down gold and recover stones from certain jewelry products, and to sell certain lines below their carrying values.

     Included in selling, general & administrative expenses at March 31, 1996 is approximately $651,000 representing a charge for the permanent impairment of amounts recorded under a barter agreement and an investment in China. In addition, during the three months ended March 31, 1996, the Company recorded approximately $462,000 of other valuation write-downs for certain assets in Thailand.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Harlyn Products, Inc. (the "Company") designs and manufactures gold and silver jewelry in the United States and Thailand which it sells to retail jewelers, department and discount stores and distributors throughout the Americas, the Orient and Europe. Products consist of family jewelry, precious and semi-precious stone jewelry, diamond jewelry, initial jewelry and wedding bands and include rings, earrings, chains, pins and tie-tacks. The Company's products are intended for sale in the medium price range and re predominantly worn by women.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Statements of Operations.

                                                Percentage of Net Sales
                                                -----------------------
                                        Three Months Ended    Nine Months Ended
                                             March 31             March 31
                                          1996       1995      1996       1995
                                         ------     -----     -----      -----
Net sales                                 100.0%    100.0%    100.0%     100.0%
Cost of sales                              95.6      61.3      72.9       64.5
                                         ------     -----     -----      -----
Gross profit                                4.4      38.7      27.1       35.5
Product line termination charge            54.4                12.2
Operating expenses                         85.3      41.1      45.1       27.9
                                         ------     -----     -----      -----
Income (loss) from operations            (135.3)     (2.4)    (30.2)       7.6
Interest expense                            9.3       7.2       7.3        4.6
                                         ------     -----     -----      -----
Income (loss) before income taxes        (144.6)     (9.6)    (37.5)       3.0
Provision (benefit) for income taxes          -       6.0       1.4        1.0
                                         ------     -----     -----      -----
Net income (loss)                        (144.6)%    (3.6)%   (36.1)%      4.0%
                                         ======     =====     =====      =====

Nine Months Ended March 31, 1996 Compared to Nine Months Ended March 31, 1995:
- ------------------------------------------------------------------------------

     Consolidated net sales for the nine months ended March 31, 1996 were $20,542,000 as compared to $27,324,000 for the same period in 1995. This represents a decrease of 24.8% in net sales for the period. The Company has continued to experience disappointing results in the marketplace. Sales have been below expectations, with lower-than-anticipated sell-through to customers. Sales by the Company's U.S. operations amounted to $13,928,000, a decrease of

$6,145,000 or 30.6% for the nine months ended March 31, 1996, primarily due to lower sales of promotional and stock goods to mass merchandisers and independent retailer as well as a decline in sales of family jewelry. Sales by Harlyn's Thailand operations amounted to $6,614,000, a decrease of $637,000 or 8.8% for the nine months ended March 31, 1996, primarily due to reduced sales to customers in Mexico as a result of the peso devaluation.

     Gross profit as a percentage of net sales decreased from 35.5% for the nine months ended March 31, 1995 to 27.1% for the nine moths ended March 31, 1996. Included in cost of sales for the nine months ended March 31, 1996, is approximately $900,000 relating to write-downs to net realizable value of inventories in Thailand and to estimated amounts relating to the recovery of inventory form slow-moving domestic customers. In addition, gross profit margins decreased due to the decline in sales and the relative nature of fixed costs in Thailand.

     During the period ended March 31, 1996, the Company established a reserve of $2,500,000 to reconfigure its product distribution program and to terminate certain product lines. The Company will use this reserve to liquidate certain inventory items, to melt down gold and recover stones from certain jewelry products, and to sell certain product lines below their carrying values.

     Selling, general and administrative expenses increased from $7,627,000 or 27.9% of net sales for the nine months ended March 31, 1995 to $9,266,000 or 45.1% of net sales for the comparable period in 1996. The primary reasons for the increase were the write-off of a tax refund claim in Thailand which was deemed not probable of collection, an increase in the allowance for doubtful accounts in both Thailand and the United States, the write-off of certain non-trade receivables in the United States, the write-off of an investment in China and of a barter asset in the United States, and increase in professional fees.

     Interest expense increased from $1,250,000 or 4.6% of net sales for the nine months ended March 31, 1995 to $1,503,000 or 7.3% for the comparable period in 1996, due to higher rates on higher levels of borrowings in both the United States and Thailand.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31,
- ---------------------------------------------------------------------------
1995:
- -----

     Net sales for the three months ended March 31, 1996 were $4,592,000 as compared to $6,324,000 for the same period in 1995. This represents a decrease of 27.4% in net sales for the period. Sales by the Company's United States operations amounted to $3,052,000, a decrease of $1,416,000 or 31.7%. Sales by the Company's Thailand operations amounted to $1,540,000, a decrease of $316,000 or 17%. The reasons for the declines are stated above in the discussion for the nine month period.

     Gross profit as a percentage of net sales decreased from 38.7% for the three months ended March 31, 1995 to 4.4% for the comparable period in 1996, for the reasons stated above in the discussion for the nine month period.

     During the period ended March 31, 1996, the Company established a reserve of $2,500,000 to reconfigure its product distribution program and to terminate certain product lines. The Company will use this reserve to liquidate certain inventory items, to melt down gold and recover stones from certain jewelry products, and to sell certain product lines below their carrying values.

     Selling, general and administrative expenses increased from $2,599,000 or 41.1% of net sales for the three months ended March 31, 1995 to $3,916,000 or 85.3% for the comparable period in 1996, for the reasons stated above in the discussion of the nine month period.

     Interest expense decreased from $458,000 for the three months ended March 31, 1995 to $427,000 for the comparable period in 1996 due to reduced bank borrowings and reduced gold having been leased.

LIQUIDITY AND CAPITAL RESOURCES
- ------------------------------

     The Company relies on its credit facilities, gold consignment program and internally generated funds to finance its operations. The Company's Gold Consignment Agreement and Bank Credit Agreements are discussed in Notes 2 and 3, respectively. The Company is currently in discussion with its bank lender and gold lessor in the United States for an extension and modification of the current lines to support operations. While the bank lender and gold lessor are currently extending accommodations to the Company, no assurances can be given that such accommodations will continue or an extension of either arrangement will be entered into.

     In order to improve operating results, the Company has determined that it must refocus and align its operating priorities to concentrate on an new marketing strategy emphasizing high margin special order jewelry and an immediate reduction of its inventory of low margin product. Management must also finalize arrangements with its bank and gold lessor. In addition, as previously disclosed, the Company has engaged Barrington Associates, a regional investment banking firm, to advise the Company's Board of Directors in evaluating its strategic options including possible sale of the entire company or some of its divisions, a merger with or acquisition of another company, joint venture with a strategic partner, or raising additional capital to grow the business.

     If the Company is unable to implement its business turnaround strategy to return to profitability and finalize arrangements with its bank and gold lessor or obtain alternative sources of funds, there would exist a concern about the Company's ability to remain as a going concern.

                           PART II. OTHER INFORMATION

                                    None.


                           **************************

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HARLYN PRODUCTS, INC.
                                  (Registrant)


/s/ HAROLD WEISBROD
- ----------------------------------
Harold Weisbrod
(Chairman of the Board)


/s/ EDWARD DUDZIAK                            /s/ DAN GOODSTEIN
- ----------------------------------            ----------------------------------
Edward Dudziak                                Dan Goodstein
(President & Chief Operating Officer)         (Chief Financial Officer)





 Date:   May 23, 1996