Form 10-Q/A
period 1995-12-31
HARLYN PRODUCTS INC
filed 1996-12-27
CIK 45621

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

                        PART 1.  FINANCIAL INFORMATION

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                                BALANCE SHEETS
                                  (Unaudited)

                                                             December 31,      June 30,
                                                             ------------      --------
                                                                 1995            1995
                                                                 ----            ----
ASSETS
------
Current assets:
  Cash and cash equivalents                                     $210,000        $265,000
  Accounts receivable, net                                    13,422,000      12,648,000
  Inventories                                                 15,444,000      15,965,000
  Prepaid expenses and other current assets                    1,286,000       1,051,000
                                                             -----------     -----------
        Total current assets                                  30,362,000      29,929,000

Equipment, net                                                 5,138,000       5,451,000
Other assets                                                   1,407,000       1,467,000
                                                             -----------     -----------
                                                             $36,907,000     $36,847,000
                                                             ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Bank line of credit                                        $11,988,000     $10,953,000
  Current portion of long term debt and capital lease
    obligations                                                3,741,000       4,239,000
  Accounts payable and accrued expenses                        4,674,000       3,639,000
                                                             -----------     -----------
  Total current liabilities                                   20,403,000      18,831,000

Long term debt, net of current portion                         1,315,000       1,240,000
                                                             -----------     -----------
  Total liabilities                                           21,718,000      20,071,000
                                                             -----------     -----------

Shareholders' equity:
  Common stock: $.10 par, authorized 10,000,000 shares;
    issued 4,753,284 at December 31, 1995 and
    June 30, 1995                                                475,000         475,000
  Additional paid-in capital                                   2,413,000       2,413,000
  Retained earnings                                           12,301,000      13,888,000
                                                             -----------     -----------
        Total shareholders' equity                            15,189,000      16,776,000
                                                             -----------     -----------
                                                             $36,907,000     $36,847,000
                                                             ===========     ===========

                      See notes to financial statements.

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          Three Months Ended            Six Months Ended
                                             December 31,                 December 31,
                                             ------------                 ------------
                                          1995         1994            1995          1994
                                          ----         ----            ----          ----
Net sales                             $10,889,000   $11,956,000     $15,950,000   $21,000,000

Cost of sales                           8,224,000     8,161,000      11,406,000    13,742,000
                                      -----------   -----------     -----------   -----------

Gross profit                            2,665,000     3,795,000       4,544,000     7,258,000

Selling, general & administrative       3,144,000     2,688,000       5,350,000     5,027,000
                                      -----------   -----------     -----------   -----------

Income (loss) from operations            (479,000)    1,107,000        (806,000)    2,231,000

Interest expense                          512,000       403,000       1,075,000       793,000
                                      -----------   -----------     -----------   -----------

Income (loss) before income taxes        (991,000)      704,000      (1,881,000)    1,438,000

Provision (benefit) for income taxes     (294,000)      (91,000)       (294,000)      114,000
                                      -----------   -----------     -----------   -----------

Net income (loss)                       ($697,000)     $795,000     ($1,587,000)   $1,324,000
                                      ===========   ===========     ===========   ===========

Net income (loss) per share                ($0.15)        $0.17          ($0.33)        $0.27
                                      ===========   ===========     ===========   ===========

Average number of shares &
equivalent shares outstanding           4,753,284     4,809,144       4,753,284     4,832,832
                                      ===========   ===========     ===========   ===========

                      See notes to financial statements.

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Six Months Ended
                                                                    December 31,
                                                                    ------------
                                                                1995           1994
                                                             ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        ($1,587,000)     $1,324,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation & amortization                                640,000         740,000
  Changes in operating assets & liabilities:
    Accounts receivable                                       (774,000)     (5,628,000)
    Inventories                                                522,000         563,000
    Prepaid expenses and other current assets                 (235,000)         98,000
    Accounts payable and accrued expenses                    1,035,000         142,000
                                                           -----------      ----------
  Net used for operating
   activities                                                 (400,000)     (2,761,000)
                                                           -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant and equipment                  (327,000)     (1,645,000)
  Other assets                                                  60,000         (49,000)
                                                           -----------      ----------

  Net cash used for investing activities                      (267,000)     (1,694,000)
                                                           -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under line of credit agreement              1,035,000       4,834,000
  Repayments/retirements of long term debt                    (423,000)       (912,000)
  Proceeds from exercise of warrants                              -            626,000
                                                           -----------      ----------

  Net cash provided by financing
   activities                                                  612,000       4,548,000
                                                           -----------      ----------

NET CHANGE IN CASH & CASH EQUIVALENTS                          (55,000)         93,000

CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD                    265,000         521,000
                                                           -----------      ----------

CASH & CASH EQUIVALENTS-END OF PERIOD                         $210,000        $614,000
                                                           ===========      ==========

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

NOTE 4 - Income Taxes:

     The provisions and benefits for income taxes are based on the effective annual tax rates expected for the related years. A tax benefit related to losses in the United States for the three and six months ended December 31, 1995 was offset by a valuation allowance since the future benefit of the credit is not assured. Included in other current assets is $603,000 in federal income tax refunds, principally relating to net operating loss carry-backs. The $294,000 in income tax benefit for the three and six months ended December 31, 1995, reflects the final determination for such carrybacks based upon the Company's filing of its June 30, 1995 corporate tax return. The Company anticipates collecting these amounts by or around March 31, 1996. Beginning in December 1994, the Company was granted a three year foreign tax holiday on most income earned in Thailand. The income tax credit of $91,000 for the three months ended December 31, 1994 resulted from a change in the estimated effective tax rate for the year ending June 30, 1995 resulting from the foreign tax holiday. The Company does not provide for U.S. taxes on earnings in Thailand because it intends to reinvest those earnings indefinitely.

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

                                                Percentage of Net Sales
                                        -------------------------------------
                                        Three Months Ended     Six Months Ended
                                           December 31,          December 31,
                                        1995         1994      1995       1994
                                        ------------------     ----------------

Net sales                               100.0%       100.0%    100.0%     100.0%
Cost of sales                            75.5         68.3      71.5       65.4
                                        -----        -----     -----      -----
Gross profit                             24.5         31.7      28.5       34.6
Operating expenses                       28.9         22.5      33.5       23.9
                                        -----        -----     -----      -----
Income (loss) from operations            -4.4          9.3      -5.0       10.6
Interest expense                          4.7          3.4       6.7        3.8
                                        -----        -----     -----      -----
Income (loss) before income taxes        -9.1          5.9     -11.7        6.8
Provision (benefit) for income taxes     -2.7         -0.8      -1.8        0.5
                                        -----        -----     -----      -----
Net income (loss)                        -6.4%         6.6%     -9.9%       6.3%
                                        =====        =====     =====      =====

Six Months Ended December 31, 1995 Compared to Six Months Ended
---------------------------------------------------------------
December 31, 1994:
------------------

     Consolidated net sales for the six months ended December 31, 1995 were $15,950,000 as compared to $21,000,000 for the same period in 1994. This represents a decrease of 24.0% in net sales for the period. Sales by Harlyn's U.S. operations decreased by $4,729,000 or 30% for the six months ended December 31, 1995, primarily due to lower sales of promotional and stock goods to mass merchandisers and independent retailers. The Company redesigned its marketing programs and narrowed its customer focus, which reduced sales to certain less profitable market segments. Sales by Harlyn's Thailand operations decreased by $326,000 or 6% for the six months ended December 31, 1995, primarily due to reduced sales to customers in Mexico as a result of the peso devaluation.

     Gross profit as a percentage of net sales decreased from 34.6% for the six months ended December 31, 1994 to 28.5% for the six months ended December 31, 1995. At June 30, 1995 the Company established a reserve of $1,555,000 to reconfigure its product distribution program and to terminate certain product lines. During the six months ended December 31, 1995, the Company utilized this reserve to liquidate certain inventory items, to melt down gold and recover stones from certain jewelry products, and to sell certain product lines at below their carrying values. The net impact of these activities during the six months ended December 31, 1995 increased gross profit by 1%. Management expects to continue to address its product distribution programs and the configuration of its product lines, but does not believe any additional reserves are needed at this time .

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

     Gross profit as a percentage of net sales decreased from 31.7% for the three months ended December 31, 1994 to 24.5% for the comparable period in 1995. See the above discussion of the six month period.

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