Form 10-Q/A
period 1996-03-31
HARLYN PRODUCTS INC
filed 1996-12-27
CIK 45621

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the quarterly period ended MARCH 31, 1996
                                           --------------

             Commission file number  0-7473
                                     ------


                             HARLYN PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                          95-2251025
--------------------------------                     --------------------------
(State or other jurisdiction of                      (I.R.S. employer I.D. No.)
Incorporation or organization)

1515 South Main Street, Los Angeles, California             90015
------------------------------------------------         -----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (213)-746-0745
--------------------------------------------------    --------------

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

Class                                      Outstanding at March 31, 1996
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

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                                BALANCE SHEETS
                                  (Unaudited)

                                                                        March 31,         June 30,
                                                                        ---------        ----------
                                                                           1996             1995
                                                                        ---------        ----------
ASSETS
------
Current assets:
  Cash and cash equivalents                                               $439,000         $265,000
  Accounts receivable, net                                               5,082,000       12,648,000
  Inventories                                                           15,525,000       15,965,000
  Prepaid expenses and other current assets                                334,000        1,051,000
                                                                       ------------     ------------
             Total current assets                                       21,380,000       29,929,000

Land, building & equipment, net                                          4,840,000        5,451,000
Other assets                                                               286,000        1,467,000
                                                                       -----------      -----------
                                                                       $26,506,000      $36,847,000
                                                                       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Bank line of credit                                                   $8,860,000      $10,953,000
  Current portion of long term debt and capital lease obligations        3,476,000        4,239,000  41
  Accounts payable and accrued expenses                                  4,442,000        3,639,000
                                                                       ------------     ------------
  Total current liabilities                                             16,778,000       18,831,000

Long term debt, net of current portion                                     571,000        1,240,000
                                                                       ------------     ------------
  Total liabilities                                                     17,349,000       20,071,000
                                                                       ------------     ------------

Shareholders' equity:
  Common stock: $.10 par, authorized 10,000,000 shares;
      issued 4,753,284 at March 31, 1996 and June 30, 1995                 475,000          475,000
  Additional paid-in capital                                             2,413,000        2,413,000
  Retained earnings                                                      6,269,000       13,888,000
                                                                       -----------      -----------
             Total shareholders' equity                                  9,157,000       16,776,000
                                                                       -----------      -----------
                                                                       $26,506,000      $36,847,000
                                                                       ===========      ===========

                      See notes to financial statements.

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three Months Ended            Nine Months Ended
                                             March 31,                     March 31,
                                             ---------                     ---------
                                         1996       1995              1996           1995
                                      ----------  ----------       -----------   -----------
Net sales                            $ 4,592,000  $6,324,000       $20,542,000   $27,324,000

Cost of sales                          3,781,000   3,878,000        15,187,000    17,620,000
                                     -----------  ----------       -----------   -----------

Gross profit                             811,000   2,446,000         5,355,000     9,704,000

Product line termination charge        2,500,000           0         2,500,000             0

Selling, general & administrative      3,916,000   2,599,000         9,266,000     7,627,000
                                     -----------  ----------       -----------   -----------
Income (loss) from operations         (5,605,000)   (153,000)       (6,411,000)    2,077,000

Interest expense                         427,000     458,000         1,503,000     1,250,000
                                     -----------  ----------       -----------   -----------
Income (loss) before income taxes     (6,032,000)   (611,000)       (7,913,000)      827,000

Benefit for income taxes                       0    (379,000)         (295,000)     (264,000)
                                     -----------  ----------       -----------   -----------
Net income (loss)                    ($6,032,000)  ($232,000)      ($7,619,000)  $ 1,091,000
                                     ===========  ==========       ===========   ===========
Net income (loss) per share               ($1.27)     ($0.05)           ($1.60)        $0.23
                                     ===========  ==========       ===========   ===========
Average number of shares &
equivalent shares outstanding          4,753,284   4,828,995         4,753,284     4,831,322
                                     ===========  ==========       ===========   ===========

                      See notes to financial statements.

                    HARLYN PRODUCTS, INC. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                                March 31,
                                                                                ---------
                                                                           1996          1995
                                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  ($7,619,000)      $1,091,000
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation & amortization                                      1,055,000        1,145,000
    Provision for product line termination                               2,500,000                -
    Provision for losses on trade receivables                              691,000                -
    Provision for impairment of other assets                               651,000                -
    Changes in operating assets & liabilities:
        Accounts receivable                                              6,875,000       (1,504,000)
        Inventories                                                     (2,060,000)        (311,000)
        Prepaid expenses and other current assets                          717,000           (9,000)
        Accounts payable and accrued expenses                              803,000       (1,643,000)
                                                                      ------------     ------------
    Net cash provided by (used for) operating activities                 3,613,000       (1,231,000)
                                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property, plant and equipment                            (444,000)      (1,954,000)
    Other assets                                                           530,000           37,000
                                                                      ------------     ------------
    Net cash provided by (used for) investing activities                    86,000       (1,917,000)
                                                                      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net borrowings (payments) under line of credit agreement            (2,856,000)       3,570,000
    Repayments/retirements of long term debt                              (669,000)      (1,262,000)
    Proceeds from exercise of warrants                                           -          714,000
                                                                      ------------     ------------
    Net cash (used for) provided by financing activities                (3,525,000)       3,022,000
                                                                      ------------     ------------
NET CHANGE IN CASH & CASH EQUIVALENTS                                      174,000         (126,000)

CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD                                265,000          521,000
                                                                      ------------     ------------
CASH & CASH EQUIVALENTS-END OF PERIOD                                     $439,000         $395,000
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

                                                Percentage of Net Sales
                                                -----------------------
                                        Three Months Ended    Nine Months Ended
                                             March 31             March 31
                                          1996       1995      1996       1995
                                         ------     -----     -----      -----
Net sales                                 100.0%    100.0%    100.0%     100.0%
Cost of sales                              82.3      61.3      73.9       64.5
                                         ------     -----     -----      -----
Gross profit                               17.7      38.7      26.1       35.5
Product line termination charge            54.4                12.2
Operating expenses                         85.3      41.1      45.1       27.9
                                         ------     -----     -----      -----
Income (loss) from operations            (122.0)     (2.4)    (31.2)       7.6
Interest expense                            9.3       7.2       7.3        4.6
                                         ------     -----     -----      -----
Income (loss) before income taxes        (131.3)     (9.6)    (38.5)       3.0
Provision (benefit) for income taxes          -       6.0       1.4        1.0
                                         ------     -----     -----      -----
Net income (loss)                        (131.3)%    (3.6)%   (37.1)%      4.0%
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

     Gross profit as a percentage of net sales decreased from 35.5% for the nine months ended March 31, 1995 to 26.1% for the nine moths ended March 31, 1996. Included in cost of sales for the nine months ended March 31, 1996, is approximately $900,000 relating to write-downs to net realizable value of inventories in Thailand and to estimated amounts relating to the recovery of inventory from slow-moving domestic customers. In addition, gross profit margins decreased due to the decline in sales and the relative nature of fixed costs in Thailand.

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

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31,
---------------------------------------------------------------------------
1995:
-----

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

     Gross profit as a percentage of net sales decreased from 38.7% for the three months ended March 31, 1995 to 17.7% for the comparable period in 1996, for the reasons stated above in the discussion for the nine month period.

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

LIQUIDITY AND CAPITAL RESOURCES
------------------------------

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


                             HARLYN PRODUCTS, INC.
                                  (Registrant)


/s/ HAROLD WEISBROD
----------------------------------
Harold Weisbrod
(Chairman of the Board)


/s/ EDWARD DUDZIAK                            /s/ DAN GOODSTEIN
----------------------------------            ----------------------------------
Edward Dudziak                                Dan Goodstein
(President & Chief Operating Officer)         (Chief Financial Officer)





 Date:   May 23, 1996