Form 10-K
period 1996-06-30
HARLYN PRODUCTS INC
filed 1996-12-27
CIK 45621

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                                                    DRAFT
                                   FORM 10-K

                               ----------------

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 0-7473

                             HARLYN PRODUCTS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        CALIFORNIA                             95-2251025
              (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)
      1515 SOUTH MAIN STREET, LOS ANGELES, CALIFORNIA             90015
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                (213) 746-0745
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE
          COMMON STOCK                                    ON WHICH REGISTERED
         $0.10 PAR VALUE                                         AMEX

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of July 31, 1996 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,383,000.

  As of July 31, 1996 the issuer had 4,753,284 shares of Common Stock outstanding.

  Documents incorporated by reference--Part III--Proxy Statement.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  (See page 5, "Liquidity and Capital Resources," re: Harlyn Products, Inc.'s ability to remain as a going concern and its intention to sell its Thailand and domestic operations.)

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

                                                                     1996  1995
                                                                     ----  ----
      1st quarter (July-September)..................................  19%   25%
      2nd quarter (October-December)................................  42%   33%
      3rd quarter (January-March)...................................  18%   18%
      4th quarter (April-June)......................................  21%   24%
                                                                     ---   ---
                                                                     100%  100%
                                                                     ===   ===

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

  The Company maintained a gold lease arrangement ("the gold agreement"), pursuant to which it held gold on consignment to meet customer orders. Under the terms of the gold agreement, the Company was entitled to lease an aggregate of 25,000 ounces of fine gold or an aggregate consigned gold value not to exceed $10,625,000, whichever was less. The Company held 17,450 and 22,000 ounces of gold on consignment at June 30, 1996 and June 30, 1995, respectively. Consigned gold is not included in the Company's inventory. The gold consignor has a secondary security interest in substantially all assets of the Company. The gold agreement expired on

January 31, 1996, and the Company is in violation of certain covenants of the gold agreement. Management is involved in ongoing discussions with the consignor regarding continuation of the gold agreement. While the gold consignor is currently extending accommodations to the Company, no assurances can be given that such accommodations will continue or an extension of such arrangement will be entered into. (See Liquidity and Capital Resources.)

  The Company sells gold and silver rings and jewelry items under the trade names of "Del Conte Mfg. Co.," "Palomar Co.," "P.C. Mfg. Jewelers," "Harlyn Products," "Paramount," "Harlyn Thailand," "Wilshire International," "George Hoffman and Sons" and "Ro-Mel." Sales to Wal-Mart accounted for 10% of the Company's sales in 1995.

  The National Stamping Act requires that a manufacturer of gold products stamp a trademark on any item with a quality mark such as 10K or 14K gold. The Company uses the registered trademarks: "PALOMAR," "PC," and the letter "P" in a pear-shaped form.

  On June 30, 1996, the Company employed approximately 119 U.S. employees. Of these, 76 were factory employees. Of the remainder of the employees, 3 were executive personnel, 28 were engaged in administrative and clerical work, and 12 were engaged in sales and marketing. In addition, there were approximately 250 employees in Thailand. The Company does not have a collective bargaining agreement and believes that its employee relations are good.

ITEM 2. PROPERTIES

  The Company's executive and administrative offices are located at 1515 South Main Street, Los Angeles, California. The Company occupies the following facilities:

                                                     SQUARE  LEASE  MONTHLY
USE                            LOCATION              FOOTAGE EXPIRY RENTAL
---                            --------              ------- ------ -------
Executive, administrative and  1519-1525 S. Main St. 20,160    *    $12,253(1)
 sales offices                 L.A., CA 90015
Manufacturing facility         1515 S. Main St.       7,700    *    $ 3,442
                               L.A., CA 90015
Manufacturing facility         115 Venice Blvd.       6,500    *    $ 3,019
                               L.A., CA 90015
Manufacturing facility         117 Venice Blvd.       7,200    *    $ 3,044
                               L.A., CA 90015
Factory/Office                 Thailand              40,000             **

--------
 * A partnership created by Harold Weisbrod, chairman of the Board of Directors and principal stockholder of the Company, leases to the Company the facilities at 1515 and 1519-1525 South Main Street and 115 Venice Boulevard, Los Angeles, California. The facility at 117 Venice Boulevard in Los Angeles is leased to the Company by an irrevocable trust for Mr. Weisbrod's children. The leases covering these facilities are currently on a month-to-month basis.
** In 1994, the Company purchased a parcel of land, less than 1 acre, in a suburb of Bangkok, Thailand. The Company completed construction of a factory with office space on the land parcel in December 1994. This new building houses the facilities of Harlyn International.
(1) Effective September 21, 1996, the monthly rental for this lease was reduced to $6,500.

  The Company owns or leases all equipment used in its production processes. The Company believes that all of its equipment is in good condition and is adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

  There are no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  In the fiscal quarter ended June 30, 1996, no matter was submitted to a vote of the Company's security holders.
                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock traded on the American Stock Exchange: Symbol
HRN.

  The American Stock Exchange has suspended trading and the Company has applied for delisting of its stock which is traded over-the-counter.

             TABLE OF HIGH AND LOW DAILY CLOSING PRICES BY QUARTER

                FISCAL YEAR ENDED JUNE 30, 1996 FISCAL YEAR ENDED JUNE 30, 1995
                ------------------------------- -------------------------------
      QUARTER      1       2       3       4       1       2       3       4
      -------   ------- ------- ------- ------- ------- ------- ------- -------
      High.....    3.13    3.13    1.50    1.56    5.00    4.63    4.38    3.50
      Low......    2.38     .88    1.00    1.00    4.06    3.50    3.25    2.38

  There were no dividends paid in any of the above fiscal quarters. The Company's ability to pay dividends is restricted by its credit agreement; see note 6 in Notes to Consolidated Financial Statements.

  As of June 30, 1996 there were 198 record holders of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA--ALL FIGURES IN $000 EXCEPT PER SHARE DATA

      FISCAL YEAR ENDED:              6/30/96   6/30/95  6/30/94 6/30/93 6/30/92
      ------------------              --------  -------  ------- ------- -------
      Net Sales...................... $ 25,915  $36,009  $33,483 $30,647 $27,534
      Net (Loss) Income..............  (14,535)  (1,873)   1,476   1,560   1,111
      E.P.S.*........................    (3.06)    (.39)     .32     .35     .25
      Total Assets...................   19,154   36,847   35,705  27,855  27,765
      Long-term Debt.................      741    1,240    5,871     387   1,633

--------
* E.P.S. is stated as (Loss) Earnings per common share and common share equivalent.

  See Note 14 in Notes to Consolidated Financial Statements for summarized financial data on the Company's domestic and foreign operations for fiscal years 1996, 1995 and 1994.

  See Note 15 in Notes to Consolidated Financial Statements for summarized unaudited quarterly financial data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 1996 Compared to 1995

  Net sales for fiscal 1996 were $25,915,000 compared to $36,009,000 for fiscal 1995, a decrease of 28%. Domestic sales decreased by $9,380,000 (or 36%) from 1995 due to lower net sales to the retail jewelry market as a result of refocusing sales from stock merchandise to the core business of the Company, family jewelry. Net sales by Harlyn's Thailand subsidiaries to unaffiliated customers decreased by $714,000 (or 7%) over 1995 due to continuing weaknesses in European and South American markets. The Company's sales volume can be affected by significant fluctuations in the price of gold as the Company's selling prices to customers are adjusted to correspond with fluctuations in the gold price. The average gold price in 1996 was $389 per troy ounce compared to $384 in 1995, a difference which had no material impact on sales.

  Gross loss for fiscal 1996 was ($1,629,000) compared to a gross profit of $10,534 in fiscal 1995. Gross profit margin for fiscal 1995 decreased from 29% to a gross loss of 6%. The decrease in gross profit was due to the significant decline in sales volume resulting in less absorption of overhead, price concessions given to customers on the close-out of discontinued product lines, losses incurred in melting unsaleable inventory to recover gold, reduction to net realizable value of slow-moving merchandise and competitive price pressures.

  Selling, general and administrative expenses in fiscal 1996 increased from $10,494,000 to $11,244,000 and, as a percent of net sales, from 29% to 43%. The increase is due primarily to increased professional fees, the write-off of a barter asset, an investment in China, and a real estate and tax refund in Thailand.

  In fiscal 1995, management initiated plans to reduce overhead and administrative costs, to eliminate certain marginal product lines and to improve cash flow by disposing of inventories through alternative distribution channels. Product lines targeted under the plan included Fashion Z, Wilshire International, and George Hoffman and Sons. In implementing these plans, management provided a $1,555,000 charge to operations during the fourth quarter of 1995 to reflect terminated product lines and costs associated with utilizing alternative distribution channels to liquidate inventory. In fiscal 1996, product line termination charges were $2,500,000 and $4,200,000 for the third and fourth quarters, respectively, in the United States and $650,000 in the fourth quarter in Thailand.

  Interest expense increased by $169,000 in fiscal 1996 due to higher levels of borrowings.

  During fiscal 1996, the Company recorded a $14,830,000 consolidated pretax loss of which $65,000 related to the Company's Thailand operations. During fiscal 1995, the Company's Thailand operations generated $886,000 of pre-tax income. Thailand's 1996 income and the majority of Thailand's 1995 income were generated by the Company's new subsidiary, Harlyn International, which began a three year tax holiday in December 1994 as a Thai Board of Investment sponsored corporation. The Company does not provide for U.S. income taxes on earnings in Thailand because it intends to reinvest those earnings indefinitely. The decrease in the effective tax rate is primarily the result of the tax holiday in Thailand, the benefit derived from the U.S. pretax loses, all principally offset by the provision for a valuation allowance against the Company's net deferred income tax asset.

 1995 Compared to 1994

  Net sales for fiscal 1995 were $36,009,000 compared to $33,483,000 for fiscal 1994, an increase of 7.5%. Domestic sales increased by $1,378,000 (or 5%) over 1994 due to a recovery in the retail jewelry market and the domestic economy as a whole, as well as the Company's intensified and expanded marketing efforts. Net sales by Harlyn Thailand to unaffiliated customers increased by $1,148,000 (or 13%) over 1994. The average gold price in 1995 was $384 per troy ounce compared to $379 in 1994.

  Gross profit for fiscal 1995 was $12,089,000 compared to $12,931,000 in fiscal 1994. Gross profit margin for fiscal 1995 decreased from 39% to 34%. The decrease in gross profit was primarily due to a less favorable product mix in the United States, competitive pricing pressures and production inefficiencies caused by bringing the new Thailand facility online.

  Selling, general and administrative expenses in fiscal 1995 increased from $9,484,000 in 1994 to $10,494,000 and, as a percent of net sales, from 28% to 29%. The increase was due primarily to higher costs associated with new marketing and promotional programs targeting stock merchandise sales to independent retailers and additional expenses incurred in the opening of the Thailand facility.

  Interest expense increased by $355,000 in fiscal 1995 over 1994 due both to higher interest rates and higher levels of borrowings.

LIQUIDITY AND CAPITAL RESOURCES

  The Company relies on its credit facilities, gold consignment program, and internally generated funds to finance operations. Due to substantial write-offs of inventory and other assets during the past fiscal year, the Company is suffering severe liquidity problems, and its ability to remain as a going concern is questionable. Should the Company be unable to reach continuing accommodations with its bank and gold lessor (more fully discussed below), it could be forced to file for protection and reorganization under Chapter 11 of the Bankruptcy Act.

  The Company has signed a letter of intent whereby another domestic public company would buy substantially all the assets and assume the liabilities of the Company's Thailand subsidiaries. The effect of the proposed transaction on the Company's working capital would not, in itself, be sufficient for the Company to continue its domestic operations. Furthermore, no assurances can be made that the proposed transaction will be consummated. [On November 14, 1996, the transaction was consummated with the L.L. Knickerbocker Co., Inc.]

  The Company is also negotiating for the sale of its domestic operations to another domestic public company. The effect of the proposed transaction on the Company's financial position is yet to be determined. No assurances can be made that this or any other transaction to sell the assets or stock of the Company will be consummated.

  The Company leases gold under the terms of the expired gold consignment agreement (see page 2) which provided that the Company could lease the lesser of an aggregate of 25,000 ounces of fine gold or an aggregate consigned gold value not to exceed $10,625,000. The Company held 17,450 ounces, or approximately $6,666,000, of gold on consignment at June 30, 1996. This gold is not included in the Company's inventory. The Company pays the gold consignor a consignment fee calculated using the dollar equivalent value of ounces outstanding and based on the daily Second London Gold Fixing.

  The gold consignor has security interest in substantially all assets of the Company. The gold agreement expired on January 31, 1996. Under the terms of the expired agreement, the Company would be in violation of certain covenants of that agreement. Management is involved in ongoing discussions with the consignor regarding continuation of the gold agreement. While the gold consignor is currently extending accommodations to the Company, no assurances can be given that such accommodations will continue or an extension of such arrangement will be entered into. If the gold consignor were to terminate the current arrangement, it is questionable whether other gold consignors would be willing to enter into similar arrangements. Without a gold leasing arrangement, the Company could not continue to operate.

  The Company has a credit agreement with a bank that expires on October 1, 1996. The agreement includes a line of credit and a term loan. As of June 30, 1996, the line of credit and term loan provided for maximum borrowings of $10,500,000 and $4,000,000, respectively. As of July 1, 1996, the line of credit was reduced to $8,500,000 and the term loan was reduced to $2,833,000. As of August 14, 1996, the line of credit was further reduced to $8,000,000. As of June 30, 1996, outstanding borrowings under the line of credit and term loan were $8,199,000 and $2,917,000, respectively. As of September 15, 1996, outstanding borrowings under the line of credit and term loan were $7,501,000 and $2,668,000, respectively. The line of credit agreement provides for Borrowing Base Limitations of 60% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $4,000,000. Since the Company exceeded the Borrowing Base Limitations, the bank provided an overadvance feature which provided $3,250,000 from June 24, 1996 to August 14, 1996 and $3,000,000 after
August 14, 1996 in excess of the receivable and inventory borrowing bases discussed above. The term loan requires monthly principal payments of $83,000 plus interest. Borrowings bear interest at the bank's prime rate (8.25% at June 30, 1996) plus 1.5%.

  Substantially all assets of the Company are pledged as collateral for borrowings under the credit agreement which is subordinated to the gold consignment agreement to the extent of gold on hand. The agreement requires the Company to maintain satisfactory insurance coverage, to limit its gold pool to 20,000 troy ounces, and places limits on other encumbrances, liens and borrowings, liquidations or mergers, loans and guarantees, payment of any dividends, retirement of stock, and pledging of fixed assets.

  The Company has not arranged with the bank for continuation of the agreement beyond October 1, 1996. If the agreement were not renewed and the Company is unable to find replacement financing, the Company could not continue to operate.

  The Company also has credit agreements with two banks in Thailand that provide revolving lines of credit and a term loan. The lines of credit provide for maximum borrowings of 70,000,000 Thai Baht (approximately $2,800,000). Outstanding borrowings under the lines of credit at June 30, 1996 totaled 38,000,000 Thai Baht (approximately $1,528,000 at June 30, 1996) and bear interest at 14 to 15%. The credit agreement does not contain any restrictive covenants and is collateralized by the manufacturing facility and land in Thailand. The Bank has also been provided with personal and corporate guarantees in connection with these loans. The term loan provides for maximum borrowing of 30,000,000 Thai Baht (approximately $1,200,000) and requires monthly payments of $22,000 plus interest of 14.25%. Borrowings under the term loan were 19,500,000 Thai Baht (approximately $780,000) at June 30, 1996.

  During the year ended June 30, 1996, $2,705,000 of cash was used for operating activities compared to $1,129,000 for the comparable period of the prior year. Cash used in investing activities were $1,094,000 for the year ended June 30, 1996, primarily for the termination of a retirement trust and the write-off of a barter asset (see Note 9), and $2,295,000 for the year ended June 30, 1995, primarily for the construction of the Company's new manufacturing facility in Thailand.

  Net receivables decreased by $8,513,000 from a June 30, 1995 balance of $12,648,000 to $4,135,000 as of June 30, 1996 primarily due to lower U.S. sales volume and increased returns. Reserves for sales returns and doubtful accounts increased from $725,000 to $1,269,000 due to rising levels of returned product and a weakening of financial strength in certain U.S. jewelry retailers.

  The Company has filed its fiscal 1996 Federal tax return, and a Form 1139, "Corporation Application for Tentative Refund", applicable to fiscal years ended June 30, 1984, 1985 and 1986. On September 18, 1996, the Company received $548,000 of the Form 1139 refund claimed. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. Accordingly, since no assurances can be made to the Company's entitlement to such refunds, the amount of the claims has not been reflected on the Company's financial statements as at and for the year ended June 30, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data are listed under Item 14 in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On October 17, 1996, Registrant retained Rose, Snyder & Jacobs as its certified public accountants and to begin to audit the fiscal year ended June 30, 1996.

  On September 27, 1996, the Registrant was informed by its independent auditors, Deloitte & Touche LLP ("Deloitte") of Deloitte's resignation, effective as of that date.

  The reports of Deloitte on the financial statements of the Registrant for each of the two fiscal years in the period ended June 30, 1995 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. For the two fiscal years in the period ended June 30, 1995 and from July 1, 1995 through September 27, 1996, there were no disagreements between Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedures.

  On June 25, 1996, Deloitte informed the audit committee of the Registrant that if certain conditions were not met regarding which of the Registrant's management personnel would be responsible for the Registrant's financial statements, it would be unwilling to rely on management's representations regarding the Registrant's financial statements. In connection with its resignation of September 27, 1996, Deloitte informed the Registrant and the chairman of the Registrant's audit committee that it had determined that the conditions previously communicated had not been met, that it was no longer willing to rely on management's representations and that it was unwilling to be associated with the financial statements prepared by management.

  Deloitte has also advised the Registrant that the financial statements for the interim periods ended December 31, 1995 and March 31, 1996 should be restated for a correction of an error relating the Company's miscalculation of the amount of gold inventories. As a result of such errors, the recorded amount of inventories was overstated by $825,000 and 217,000 for the six month period ended December 31, 1995 and for the nine month period ended March 31, 1996, respectively. The Registrant has revised operating results for the quarters ended December 31, 1995 and March 31, 1996 caused by a miscalculation of leased gold. The effect of the revisions are to change previously reported profits of $128,000 or $0.03 per share for the three months ended December 31, 1995 to a loss of $697,000 or ($0.15) per share. The loss for the six months ended December 31, 1995 was revised from $762,000 or ($0.16) per share to a loss of $1,587,000 or ($0.33) per share. For the three months ended March 31, 1996, the effect of the revisions was to decrease the loss of $6,640,000 or ($1.40) per share to a loss of $6,032,000 or ($1.27) per share. For the nine months then ended, the loss was then revised to $7,619,000 or ($1.60) per share from the previously reported $7,402,000 or ($1.56 per share).


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information for Part III, Items 10, 11, 12, and 13 is hereby incorporated by reference to the Company's Proxy Statement, which will be filed with the commission within (120) one hundred twenty days of the close of the fiscal year pursuant to regulation 14A.

HARLYN PRODUCTS, INC. AND SUBSIDIARIES

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                          PAGE
                                                                          -----
(a)The following documents are filed as part of this report:
(1)Consolidated Financial Statements:
  Report on Independent Auditors.........................................     9
  Consolidated Balance Sheets, June 30, 1996 and 1995....................    10
  Consolidated Statements of Operations for the Years Ended June 30,
   1996, 1995 and 1994...................................................    11
  Consolidated Statements of Shareholders' Equity for the Years Ended
   June 30, 1996, 1995
   and 1994..............................................................    12
  Consolidated Statements of Cash Flows for the Years Ended June 30,
   1996, 1995 and 1994................................................... 13-14
  Notes to Consolidated Financial Statements............................. 15-22
(2)Financial Statement Schedules:
  Schedule II--Valuation and Qualifying Accounts

  All other schedules have been omitted inasmuch as they are not required or because the required information is included in the financial statements or in the notes thereto.

(b)Report on Form 8-K
  No reports on Form 8-K were filed during the last quarter of the period covered.

                        REPORT ON INDEPENDENT AUDITORS
                                      AND
                        UNAUDITED FINANCIAL STATEMENTS
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

  The financial statements for the year ended June 30, 1996, are unaudited and have not yet been audited by any independent public accountant. The financial statements for the two fiscal years ended June 30, 1995, had previously been audited by Deloitte & Touche LLP but, as explained in Item 9 of Part II, "Change In And Disagreements With Accountants on Accounting and Financial Disclosure" included in this Form 10-K, Deloitte & Touche LLP has resigned as auditors for the Company prior to issuing any report on the financial statements for the fiscal year ended June 30, 1996. While the Company has obtained new auditors who have been engaged to audit the fiscal year ended June 30, 1996, no report has yet been issued and it may be a substantial period of time before audit opinion, if any, may be rendered.

  The Company's unaudited financial statements contain all adjustments which Management believes are necessary for fair presentation of such financial statements. Nevertheless, changes may be made in such financial statements if and when audited financial statements are available. Thus, no assurances can be given that the financial statements for the year ended June 30, 1996, when and if audited, will not change from the information contained herein.

  Finally, the financial statements contained herewith may be restated to reflect the pending sale of the Company's Thailand operations if such sale is consummated.

                             HARLYN PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1996 AND 1995

                                                          1996         1995
                                                       -----------  -----------
ASSETS (NOTES 6, 7 AND 13)
  Current assets: Cash and cash equivalents (Note 2).. $   314,000  $   265,000
  Accounts receivable - trade, less allowance for
   doubtful accounts and sales returns of $1,269,000
   and $725,000 in 1996 and 1995, respectively
   (Notes 6 and 7)....................................   4,135,000   12,648,000
  Inventories, less product line termination allowance
   of $7,350,000 in 1996 and $1,555,000 in 1995 (Notes
   1, 2, 3, 6 and 7)..................................  10,134,000   15,965,000
  Prepaid expenses and other current assets (Note 5)..      91,000    1,051,000
                                                       -----------  -----------
    Total current assets..............................  14,674,000   29,929,000
Property, plant and equipment, net (Notes 2, 4, 6 and
 7)...................................................   4,307,000    5,451,000
Other assets (Notes 6 and 9)..........................     173,000    1,467,000
                                                       -----------  -----------
Total................................................. $19,154,000  $36,847,000
                                                       ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank line of credit (Note 6)........................ $11,678,000  $10,953,000
  Current portion of long-term debt (Notes 7 and 9)...     263,000    4,239,000
  Accounts payable....................................   3,176,000    2,887,000
  Accrued liabilities.................................   1,056,000      752,000
                                                       -----------  -----------
    Total current liabilities.........................  16,173,000   18,831,000
                                                       -----------  -----------
Long-term debt (Notes 7 and 9)........................     741,000    1,240,000
                                                       -----------  -----------
Commitments and contingencies (Notes 6 and 13)
Shareholders' equity (Notes 5, 10, 11 and 13):
  Preferred stock, $1 par value; 1,000,000 shares
   authorized; none issued
  Common stock, $.10 par value; 10,000,000 shares
   authorized; 4,753,284 shares in 1996 and 4,484,533
   shares in 1995 issued and outstanding..............     475,000      475,000
  Additional paid-in capital..........................   2,413,000    2,413,000
  Retained earnings deficit...........................    (648,000)  13,888,000
                                                       -----------  -----------
    Total shareholders' equity........................   2,240,000   16,776,000
                                                       -----------  -----------
Total................................................. $19,154,000  $36,847,000
                                                       ===========  ===========


          See accompanying notes to consolidated financial statements.

                             HARLYN PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                             1996         1995         1994
                                         ------------  -----------  -----------
Net sales (Notes 2 and 14).............. $ 25,915,000  $36,009,000  $33,483,000
Cost of sales (Note 5)..................   27,544,000   25,475,000   20,552,000
                                         ------------  -----------  -----------
Gross (loss)............................   (1,629,000)  10,534,000   12,931,000
Selling, general and administrative
expenses (Notes 5 and 9)................   11,244,000   10,494,000    9,484,000
                                         ------------  -----------  -----------
Income (loss) from operations...........  (12,872,000)      40,000    3,447,000
Interest expense (Notes 6 and 7)........    1,958,000    1,789,000    1,434,000
                                         ------------  -----------  -----------
(Loss) Income before income taxes.......  (14,830,000)  (1,749,000)   2,013,000
Provision for income taxes..............     (295,000)     124,000      537,000
                                         ------------  -----------  -----------
Net (loss) income....................... $(14,535,000) $(1,873,000) $ 1,476,000
                                         ============  ===========  ===========
(Loss) earnings per common share and
 common share
 equivalent (Notes 2 and 12)............ $      (3.06) $     (0.39) $      0.32
                                         ============  ===========  ===========



          See accompanying notes to consolidated financial statements.

                             HARLYN PRODUCTS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                            COMMON STOCK    ADDITIONAL   RETAINED
                         ------------------  PAID-IN    EARNINGS/
                          SHARES    AMOUNT   CAPITAL    (DEFICIT)       TOTAL
                         --------- -------- ---------- ------------  ------------
Balance, June 30, 1993.. 4,393,001 $439,000 $1,325,000  $14,285,000   $16,049,000
 Common stock issued for
  services..............     4,000              14,000                     14,000
 Common stock issued
  upon exercise of
  options...............    87,532    9,000    257,000                    266,000
 Net income.............                                  1,476,000     1,476,000
                         --------- -------- ---------- ------------  ------------
Balance, June 30, 1994.. 4,484,533  448,000  1,596,000   15,761,000    17,805,000
 Common stock issued
  upon exercise of
  options...............    54,688    5,000    148,000                    153,000
 Common stock issued
  upon exercise of
  warrants..............   214,063   22,000    540,000                    562,000
 Income tax benefit from
  exercise of warrants..                       129,000                    129,000
 Net loss...............                                 (1,873,000)   (1,873,000)
                         --------- -------- ---------- ------------  ------------
Balance, June 30, 1995.. 4,753,284 $475,000 $2,413,000 $ 13,888,000  $ 16,776,000
 Net loss...............                                (14,536,000)  (14,536,000)
                         --------- -------- ---------- ------------  ------------
Balance, June 30, 1996.. 4,753,284 $475,000 $2,413,000 $   (648,000) $  2,240,000
                         ========= ======== ========== ============  ============




          See accompanying notes to consolidated financial statements.

                             HARLYN PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                              1996         1995         1994
                                          ------------  -----------  -----------
Cash flows from operating activities:
  Net (loss) income.....................  $(14,536,000) $(1,873,000) $ 1,476,000
  Adjustments to reconcile net (loss)
   income to net cash
   (used in) provided by operating
   activities:
    Provision for losses on accounts
     receivable.........................       691,000      581,000      211,000
    Provision for product line
     terminations.......................     6,700,000    1,555,000
    Depreciation and amortization.......     1,344,000    1,559,000    1,900,000
    Other...............................                     96,000       14,000
    Deferred income taxes...............                    399,000     (125,000)
    Changes in operating assets and
     liabilities:
      Accounts receivable...............     7,822,000   (1,930,000)  (2,404,000)
      Inventories.......................      (869,000)  (1,213,000)  (4,867,000)
      Prepaid expenses and other current
       assets...........................       960,000      (23,000)       2,000
      Accounts payable..................       289,000      (56,000)   1,602,000
      Accrued liabilities...............       304,000     (224,000)      (6,000)
                                          ------------  -----------  -----------
        Net cash (used in) provided by
         operating activities...........     2,705,000   (1,129,000)  (2,197,000)
                                          ------------  -----------  -----------
Cash flows from investing activities:
  (Additions to) property, plant and
   equipment............................      (200,000)  (2,260,000)  (2,197,000)
  Other assets..........................     1,294,000      (35,000)     (45,000)
                                          ------------  -----------  -----------
    Net cash (used in) provided by
     investing activities...............     1,094,000   (2,295,000)  (2,242,000)
                                          ------------  -----------  -----------
Cash flows from financing activities:
  Net short-term borrowings
   (repayments).........................    (3,251,000)   4,142,000   (1,118,000)
  Additions to long-term debt...........                               7,182,000
  Repayments of long-term debt..........      (499,000)  (1,689,000)  (1,462,000)
  Proceeds from exercise of options and
   warrants.............................                    715,000      266,000
                                          ------------  -----------  -----------
    Net cash provided by (used in)
     financing activities...............  $ (3,750,000) $ 3,168,000  $ 4,868,000
                                          ============  ===========  ===========
Net change in cash and cash equivalents.  $     49,000  $  (256,000) $   429,000
Cash and cash equivalents--beginning of
 period.................................       265,000      521,000       92,000
                                          ------------  -----------  -----------
Cash and cash equivalents--end of
 period.................................  $    314,000  $   265,000  $   521,000
                                          ============  ===========  ===========


          See accompanying notes to consolidated financial statements.

                             HARLYN PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                 1996       1995       1994
                                              ---------- ---------- ----------
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
    Interest................................. $1,958,000 $1,724,000 $1,397,000
    Income taxes............................. $    4,000 $  216,000 $  906,000

  During the year ended June 30, 1995, the Company exchanged inventory in the amount of $615,000 for an equivalent amount of future benefits under a barter arrangement (see Note 9). During the year ended June 30, 1996, the remaining amount of this asset was written off.

  Stock warrants for 214,063 shares of common stock were exercised during the year ended June 30, 1995 at prices ranging from $2.04 to $2.80. The related income tax benefit increased additional paid-in capital by $129,000.



         See accompanying notes to consolidated financial statements.

                             HARLYN PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JUNE 30, 1996, 1995 AND 1994

1. GENERAL

  Harlyn Products, Inc. (the "Company") is a California corporation engaged in manufacturing and selling gold and silver jewelry to department stores and retail jewelers throughout the United States. The Company also manufactures and sells jewelry through its Thailand subsidiary to customers worldwide, primarily in Europe and Japan.

  The Company incurred a $14,536,000 net loss for the year ended June 30, 1996. The loss was caused by the following factors: decline in sales volume resulting in under-absorption of overhead, price concessions given to customers on the close-out of discontinued product lines, losses incurred in melting unsaleable inventory to recover gold and stones, reduction to net realizable value of slow moving inventory, competitive price pressures, and increases in certain operating expenses, including professional services.

  As discussed in Notes 6 and 13, the Company's agreements with its United States bank which provides a revolving line of credit and a term loan expires on October 1, 1996. The Company's gold consignment agreement expired on January 31, 1996, but the gold consignor has continued extending accommodations to the Company. If the lending bank or gold lessor were to discontinue their arrangements and if the Company were unable to enter into other arrangements, the Company could not continue to operate.

  Management has continued plans to reduce overhead and certain administrative costs. These plans consist principally of a decrease in personnel and certain marketing and promotional programs. Management will continue its discussions with its bank and gold consignor to extend their arrangements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries, Harlyn (Thailand) Company Limited ("Thailand"); and Harlyn International Limited ("International"). All significant intercompany balances and transactions have been eliminated in consolidation.

 Sales

  Sales are recognized when products are shipped, less allowances for sales returns, based upon management's assessment of potential returns.

 Cash Equivalents

  The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

 Inventories

  Inventories are stated at the lower of cost or market using the first-in, first-out method of accounting.

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Depreciation and authorization are being provided for principally on the straight-line method over the estimated useful lives of the assets (see Note 4). Leasehold improvements are amortized over the related lease term. Certain product samples, which have a resale value, are stated at the lower of cost or market.

                             HARLYN PRODUCTS, INC.

 Income Taxes

  The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective July 1, 1993. SFAS 109 requires the liability method of accounting for deferred income taxes and the recognition of net deferred tax assets subject to an ongoing assessment of realizability. The cumulative effect of adopting the Statement as of July 1, 1993 and the effect on the Company's consolidated financial statements for the years ended June 30, 1996 and 1995 was not significant.

  Deferred income taxes, discussed in Note 8 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

 Foreign Currency Translation

  The financial position and results of operations of Thailand and International are measured using the local currency (baht) as its functional currency. Assets and liabilities have been translated at current exchange rates, and related avenues and expenses have been translated at average exchange rates in effect for the period. The cumulative effect of the foreign currency translation is not material.

 Earnings and Losses per Common Share and Common Share Equivalent

  Earnings and losses per common share and common share equivalent are computed based upon the weighted average number of shares of common stock and common share equivalents assumed outstanding during the related periods.

 Concentrations of Credit Risk

  The Company's financial instruments that are exposed to concentration of credit risk consist primarily of trade accounts receivable. These amounts result primarily from sales to department stores and retail jewelers. No customer accounted for 10% of sales in 1996. Sales to one customer accounted for 10% of sales in 1995. Trade receivables from this customer totaled $444,000 as of June 30, 1995. Sales to another customer accounted for 11% of sales in 1994. Trade receivables from this customer totaled $487,000 as of June 30, 1994. Ongoing credit evaluations of its customers' financial condition are performed by the Company, and an allowance for doubtful accounts is maintained.

 Reclassifications

  Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation.

3. INVENTORIES

  At June 30, 1996 and 1995, inventories consisted of the following:

                                                            1996        1995
                                                         ----------- -----------
Raw materials...........................................  $2,404,000  $3,508,000
Work-in-progress........................................   3,235,000   3,010,000
Finished goods..........................................   4,495,000   9,447,000
                                                         ----------- -----------
Total................................................... $10,134,000 $15,965,000
                                                         =========== ===========

                             HARLYN PRODUCTS, INC.

4. PROPERTY, PLANT AND EQUIPMENT

  At June 30, 1996 and 1995, property, plant and equipment consisted of the following:

                                                 ESTIMATED
                                                  USEFUL
                                                  LIVES       1996       1995
                                                 --------- ---------- ----------
Land...........................................            $  450,000 $  468,000
Machinery and equipment........................       5     2,479,000  2,016,000
Building and improvements......................    5-20     4,212,000  4,161,000
Furniture and fixtures.........................       5     2,245,000  2,732,000
Product displays and samples...................     3-5     7,950,000  7,554,000
Construction in progress.......................                   -0-    227,000
                                                           ---------- ----------
  Total........................................            17,339,000 17,158,000
Less accumulated depreciation and amortization.            13,032,000 11,707,000
                                                           ---------- ----------
  Property, plant and equipment, net...........            $4,307,000 $5,451,000
                                                           ========== ==========

  Depreciation expense for the years ended June 30, 1996, 1995 and 1994 was, $1,344,000, $1,559,000 and $1,900,000, respectively.

5. RELATED PARTY TRANSACTIONS

  The Company leases its U.S. manufacturing and administrative office facilities on a month-to-month basis. Three of the facilities are owned by a revocable trust created by the Chairman of the Board of Directors, and one is owned by an irrevocable trust for the benefit of the children of the Chairman (the "Lessors"). Total rent expense related to the above leases, net of taxes, insurance and maintenance expenses, was $295,000 in 1996 and $324,000 in 1995 and 1994.

  During 1996, 1995 and 1994, the Company incurred printing expenses of $263,000, $618,000 and $533,000, respectively, from companies controlled by the Chairman.

6. BANK LINE OF CREDIT

  At June 30, 1996, the Company had a credit agreement with a bank that expires on October 1, 1996 and included a revolving line of credit and a $4,000,000 term loan (see Note 7). At June 30, 1996, the line of credit agreement provided for maximum borrowings of $10,500,000 subject to a borrowing base of 60% of eligible accounts receivable plus the lesser of 30% of inventory or $4,000,000. As of July 1, 1996, the line of credit was reduced to $8,500,000 and the term loan was reduced to $2,833,000. As of August 14, 1996, the line of credit was further reduced to $8,000,000. Outstanding borrowings under the line of credit and term loan were $8,199,000 and $2,917,000, respectively, as of June 30, 1996. The line of credit expires on April 1, 1996. As of July 21, 1995, the interest rates for the line of credit and term loan were amended to the bank's prime rate (8.25% at June 30, 1996) plus 1.5%. The line of credit agreement provides for Borrowing Base Limitations of 60% of eligible accounts receivable plus the lesser of 30% of eligible inventory or $4,000,000. Since the Company exceeded the Borrowing Base Limitations, the bank provided an overadvance feature which provided $3,250,000 from June 24, 1996 to August 14, 1996 and $3,000,000 after August
14, 1996 in excess of the receivable and inventory borrowing bases discussed above. The term loan requires monthly principal payments of $83,000 plus interest. Borrowings bear interest at the bank's prime rate (8.25% at June 30, 1996) plus 1.5%.

  Substantially, all assets are pledged as collateral for borrowings under the credit agreement, which is, however, subordinated to the gold consignment agreement referred to in Note 13 to the extent of the consigned gold on hand.

                             HARLYN PRODUCTS, INC.

  The Company also has credit agreements with two banks in Thailand that provide revolving lines of credit and a term loan. The lines of credit provide for maximum borrrowings of 70,000,000 Thai Baht (approximately $2,800,000). Outstanding borrowings under the lines of credit at June 30, 1996 totaled 38,000,000 Thai Baht (approximately $1,528,000 at June 30, 1996) and bear interest at 14 to 15%. The credit agreement does not contain any restrictive covenants and is collateralized by the manufacturing facility and land in Thailand. The term loan provides for maximum borrowing of 30,000,000 Thai Baht (approximately $1,200,000) and requires monthly payments of $22,000 plus interest of 14.25%. Borrowings under the term loan were 19,500,000 Thai Baht (approximately $780,000) at June 30, 1996.

7. LONG-TERM DEBT

  At June 30, 1995 and 1994, long-term debt consisted of the following:

                                                             1996       1995
                                                          ---------- ----------
Term loan payable to bank, due in monthly principal
 payments of $83,000 plus interest at the bank's prime
 rate (8.25% at June 30, 1996) plus 1.5% through October
 1, 1996 (See Note 6).................................... $2,917,000 $3,917,000
Term loan payable to a foreign bank, due in monthly
 principal payments of $22,000 plus interest at the
 bank's minimum lending rate (13.25% at June 30, 1996)
 plus 1.0% through May 1999 (See Note 6).................  1,004,000  1,060,000
Loan from irrevocable trusts bearing interest at 7.25%
 annually (See Note 9)...................................        -0-    410,000
Other....................................................        -0-     92,000
                                                          ---------- ----------
  Total..................................................  3,921,000  5,479,000
Less current portion.....................................  3,180,000  4,239,000
                                                          ---------- ----------
  Long-term debt......................................... $  741,000 $1,240,000
                                                          ========== ==========

8. INCOME TAXES

  The Company has filed its fiscal 1996 Federal tax return, and a Form 1139, "Corporation Application for Tentative Refund", applicable to fiscal years ended June 30, 1984, 1985 and 1986. On September 18, 1996, the Company received $548,000 of the Form 1139 refund claimed. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. Accordingly, since no assurances can be made to the Company's entitlement to such refunds, the amount of the claims has not been reflected on the Company's financial statements as at and for the year ended June 30, 1996.

  The provision for income taxes consisted of the following for the years ended June 30:

                                                             1996       1995
                                                           ---------  ---------
Current:
 Federal.................................................. $(295,000) $(168,000)
 State....................................................       --      (4,000)
 Foreign..................................................       --    (103,000)
                                                           ---------  ---------
Total current.............................................  (295,000)  (275,000)
Deferred..................................................       --     399,000
                                                           ---------  ---------
Provision for income taxes................................ $(295,000) $ 124,000
                                                           =========  =========

                             HARLYN PRODUCTS, INC.

  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards. The following represents the tax effects of significant items comprising the Company's deferred income taxes as of June 30, 1995. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 1995, the Company had a $1,201,000 net deferred tax assets, however, the Company provided a valuation allowance to offset the net deferred tax asset, since the future benefit of these assets is not assured.

                                                                       1995
                                                                    ----------
Difference in book and tax depreciation............................ $ (157,000)
Provision for product line terminations............................    673,000
Accruals for bad debts and sales returns...........................    230,000
Profit in intercompany inventory...................................     38,000
Accrued and deferred compensation..................................    186,000
Tax credit carryforwards...........................................    203,000
Foreign organizational costs.......................................     45,000
State income taxes.................................................    (73,000)
Other..............................................................     56,000
Valuation allowance................................................ (1,201,000)
                                                                    ----------
  Total............................................................ $      --
                                                                    ==========

  At June 30, 1996, the Company had an approximate $15,000,000 net operating loss carryforward for federal tax purposes that expires on June 30, 2011.

  The differences between the actual provision for income taxes and that computed by applying the statutory federal income tax rate of 34% were as follows for the years ended June 30:

                                                             1995       1994
                                                           ---------  --------
Tax computed on income at federal statutory rate.......... $(595,000) $684,000
State franchise tax, net of federal tax benefit...........  (160,000)   65,000
Decreases in taxes resulting from foreign income subject
 to tax at other than federal statutory rate..............  (405,000) (116,000)
Benefit of tax credit carryforwards.......................             (87,000)
Other.....................................................    83,000    (9,000)
Valuation allowance....................................... 1,201,000
                                                           ---------  --------
Actual provision for income taxes......................... $ 124,000  $537,000
                                                           =========  ========

  The Company intends to invest the undistributed earnings of its foreign subsidiary indefinitely. At June 30, 1996, the cumulative amount of undistributed earnings on which the Company has not recognized United States income taxes is approximately $4,655,000.

9. OTHER ASSETS

  At June 30, 1995, Other Assets of $1,567,000 consisted principally of advances to a retirement trust for the benefit of certain executive officers and employees in the amount of $561,000 and barter credits of $603,000. During the year ended June 30, 1996, the retirement trust was terminated and the Company received payment for the advances, net of borrowings it had made against the cash surrender value of related life insurance policies. Also during the year ended June 30, 1996, the Company wrote off the remaining unused barter credits, which amounted to substantially all of the balance as at June 30, 1995.

                             HARLYN PRODUCTS, INC.

10. SHAREHOLDERS' EQUITY

  At June 30, 1996, warrants to purchase an aggregate of 217,190 shares held by members of the Company's Board of Directors, expiring in 1999, were exercisable at prices ranging from $2.04 to $4.38 per share, the fair market values on dates of grant.

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

  The following is a summary of activity in the plan for the three years ended June 30, 1996:

                                                          NUMBER OF OPTION PRICE
                                                           OPTIONS   PER SHARE
                                                          --------- ------------
Outstanding--June 30, 1993...............................  328,281   2.50-3.40
Granted..................................................  165,000   4.38-4.81
Exercised................................................  (87,532)  2.72-3.40
Canceled.................................................  (22,186)  2.72-3.40
                                                           -------
Outstanding--June 30, 1994...............................  383,563   2.50-4.81
Granted..................................................   26,875   2.50-3.00
Exercised................................................  (54,688)       2.80
Canceled.................................................  (33,125)  2.80-3.40
                                                           -------
Outstanding--June 30, 1995...............................  322,625   2.50-4.81
Granted..................................................   45,000   1.19-1.25
Canceled.................................................  (30,750)
                                                           -------
Outstanding--June 30, 1996...............................  336,875
                                                           =======

  At June 30, 1996, 160,750 options were exercisable at prices ranging from $1.19 to $4.81 per share.

12. EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

  Earnings per common share and common share equivalent are computed using the weighted average number of common shares outstanding during the period, including common share equivalents arising from the assumed conversion of any outstanding dilutive stock options and warrants. Proceeds from the exercise of such options and warrants are assumed to be used to repurchase the Company's common stock at the average market price ("treasury stock" method) for each of the three years during the period ended June 30, 1996. Weighted average common shares and common share equivalents outstanding were computed as follows:

                                                 1996       1995       1994
                                               ---------  ---------  ---------
Average of common shares outstanding.......... 4,753,000  4,727,000  4,409,000
Average of dilutive options and warrants
 outstanding..................................   345,000    354,000    681,000
Shares assumed to be repurchased under the
 treasury stock method........................  (260,000)  (252,000)  (487,000)
                                               ---------  ---------  ---------
Average of common shares and common share
 equivalents outstanding...................... 4,838,000  4,829,000  4,603,000
                                               =========  =========  =========

                             HARLYN PRODUCTS, INC.

  Fully diluted earnings per share for each year have not been presented, as the computation would dilute the per share amounts by less than 3%, which is not considered to be significant.

13. COMMITMENTS AND CONTINGENCIES

 Bonus Plan

  The Company has a bonus plan for key employees. The plan provides for performance-based bonuses aggregating 12% of pre-tax profits in excess of a maximum of 25% of shareholders' equity at the start of the year. No amounts were charged to expense in 1996, 1995 and 1994.

 Consignment Inventory

  The Company maintained a gold lease arrangement ("the gold agreement"), pursuant to which it held gold on consignment to meet customer orders. Under the terms of the gold agreement, the Company was entitled to lease an aggregate of 25,000 ounces of fine gold or an aggregate consigned gold value not to exceed $10,625,000, whichever was less. The Company held 17,450 and 22,000 ounces of gold on consignment with fair market values of approximately $6,666,000 and $8,515,000 at June 30, 1996 and June 30, 1995, respectively.
Consigned gold is not included in the Company's inventory. The gold consignor has a secondary security interest in substantially all assets of the Company. The gold agreement expired on January 31, 1996. Management is involved in ongoing discussions with the consignor regarding continuation of the gold agreement. While the gold consignor is currently extending accommodations to the Company, no assurances can be given that such accommodations will continue or an extension of such arrangement will be entered into.

 Operating Leases

  The Company leases its principal U.S. operating facilities from related parties (see Note 5) under month-to-month leases.

  The Company also leases certain Thailand facilities and certain equipment under noncancelable operating leases expiring through 1999. Future minimum rental payments under noncancelable operating leases are as follows: 1997, $24,000; 1998, $16,000; and 1999, $7,000.

  Rent expense relating to noncancelable operating leases was $47,000, $51,000 and $82,000 in 1996, 1995 and 1994, respectively.

 Potential Assessment

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

                             HARLYN PRODUCTS, INC.

14. GEOGRAPHIC INFORMATION

  The following summarizes the Company's domestic and foreign operations and identifiable assets for each of the three years ended June 30, 1996, 1995 and 1994:

                             UNITED
                             STATES      THAILAND    ELIMINATIONS  CONSOLIDATED
1996                      ------------  -----------  ------------  ------------
Net sales to
 unaffiliated customers.  $ 16,852,000  $ 9,068,000                $ 25,915,000
Intercompany sales......                  3,937,000  $ (3,937,000)
                          ------------  -----------  ------------  ------------
Net sales...............  $ 16,852,000  $13,000,000  $ (3,937,000) $ 25,915,000
                          ============  ===========  ============  ============
(Loss) income before
 income taxes...........  $(13,842,000) $   (65,000) $   (629,000) $(14,536,000)
                          ============  ===========  ============  ============
Identifiable assets.....  $ 20,456,000  $29,599,000  $(30,901,000) $ 19,154,000
                          ============  ===========  ============  ============
1995
Net sales to
 unaffiliated customers.  $ 26,215,000  $ 9,794,000                $ 36,009,000
Intercompany sales......                 11,615,000  $ 11,615,000
                          ------------  -----------  ------------  ------------
Net sales...............  $ 26,215,000  $21,409,000  $ 11,615,000  $ 36,009,000
                          ============  ===========  ============  ============
Income before income
 taxes..................  $ (2,635,000) $ 1,011,000  $   (125,000) $ (1,749,000)
                          ============  ===========  ============  ============
Identifiable assets.....  $ 37,256,000  $29,034,000  $(29,443,000) $ 36,847,000
                          ============  ===========  ============  ============
1994
Net sales to
 unaffiliated customers.  $ 24,836,000  $ 8,647,000                $ 33,483,000
Intercompany sales......                  5,731,000  $ (5,731,000)
                          ------------  -----------  ------------  ------------
Net sales...............  $ 24,836,000  $14,378,000  $ (5,731,000) $ 33,483,000
                          ============  ===========  ============  ============
Income before income
 taxes..................  $  1,066,000  $   456,000  $    491,000  $  2,013,000
                          ============  ===========  ============  ============
Identifiable assets.....  $ 32,536,000  $15,655,000  $(12,496,000) $ 36,847,000
                          ============  ===========  ============  ============

15. UNAUDITED QUARTERLY INFORMATION

                                            THREE MONTHS ENDED
                             --------------------------------------------------
                             SEPTEMBER 30 DECEMBER 31   MARCH 31      JUNE 30
FISCAL 1996                  ------------ -----------  -----------  -----------
Net sales...................  $5,061,000  $10,889,000  $ 4,592,000  $ 5,373,000
Gross profit (loss).........  $1,870,000  $ 2,665,000  $   811,000  $(6,975,000)
Net (loss)..................  $ (890,000) $  (697,000) $(6,032,000) $(6,916,000)
(Loss) per share............  $    (0.19) $     (0.15) $     (1.27) $     (1.45)
FISCAL 1995
Net sales...................  $9,044,000  $11,956,000   $6,324,000  $ 8,685,000
Gross profit................  $3,463,000  $ 3,795,000  $ 2,446,000  $ 2,385,000
Net income (loss)...........  $  529,000  $   795,000  $  (232,000) $(2,965,000)
Earnings per share..........  $     0.11  $      0.17  $     (0.05) $     (0.62)

                             HARLYN PRODUCTS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

        COLUMN A          COLUMN B        COLUMN C         COLUMN D       COLUMN E
        --------         ---------- --------------------- ----------     ----------
                                          ADDITIONS
                                    ---------------------
                         BALANCE AT CHARGED TO CHARGES TO                 BALANCE
                         BEGINNING  COSTS AND    OTHER                     AT END
       DESCRIPTION       OF PERIOD   EXPENSES   ACCOUNTS  DEDUCTIONS     OF PERIOD
       -----------       ---------- ---------- ---------- ----------     ----------
Allowance for doubtful
 accounts and
 sales returns:
  Year ended June 30,
   1996.................  $725,000   $888,000             $(344,000)     $1,269,000
                          ========   ========     ===     =========      ==========
  Year ended June 30,
   1995.................  $356,000   $581,000             $(212,000)(a)  $  725,000
                          ========   ========     ===     =========      ==========
  Year ended June 30,
   1994.................  $350,000   $211,000             $(205,000)(a)  $  356,000
                          ========   ========     ===     =========      ==========

--------
(a) Write-off of uncollectible accounts, net of recoveries.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          HARLYN PRODUCTS, INC.
                                          (Registrant)

                                          By
                                          _____________________________________
                                                     Harold Weisbrod
                                                  Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

                                     Chairman of the Board, Chief
____________________________________ Executive Officer
   Harold Weisbrod


                                     President, Chief Operating
____________________________________ Officer, and Director
   Edward Dudziak


                                     Director
____________________________________
   Roger Kuppinger


                                     Director
____________________________________
   Barbara Rodriguez


                                     Vice Chairman and Director
____________________________________
   William Hood


                                     Vice President and Chief
____________________________________ Financial Officer
   Daniel V. Goodstein, CPA


                                     Director                      November 12, 1996
____________________________________
   James Freedman

DIRECTORS AND OFFICERS

Harold Weisbrod, Chairman of the Board of Directors and Chief Executive
 Officer

William Hood, Vice Chairman of the Board of Directors

Edward Dudziak, President, Chief Operating Officer and Director

Roger Kuppinger, Director President, the Kuppinger Company

Barbara Rodriguez, Director President, Sleepy Hollow Construction

James B. Freedman, Director Managing Director, Barrington Associates

Daniel V. Goodstein, CPA Vice President and Chief Financial Officer

Peter Artzt, Vice President of Marketing

Vahe Kizirian, Vice President of International Sales

Thip Nakornratana, Vice President and Managing DirectorHarlyn (Thailand) Co.,
 Ltd. & Harlyn International Co., Ltd.

FORM 10-K

A copy of the Company's current annual report filed with the Securities and Exchange Commission (SEC) on Form 10-K may be obtained from the Company, without charge, by writing to Daniel V. Goodstein, Chief Financial Officer, Harlyn Products, Inc., 1515 South Main Street, Los Angeles, California 90015.

CORPORATE INFORMATION

CORPORATE OFFICES

Harlyn Products, Inc.
1515 South Main Street
Los Angeles, California 90015
(213) 746-0745
Fax (213) 742-6701

DIVISIONS AND SUBSIDIARIES

The Palomar Company
Paramount Wedding Ring Company
Del Conte Manufacturing Company
George Hoffman Jewelry Mfg. Inc.
Wilshire International, Inc.
Hazlyn (Thailand) Co., Ltd.
Harlyn International Co., Ltd.

REGISTRAR AND TRANSFER AGENT

U.S. Stock Transfer Corp.
1745 Gardena Avenue
Glendale, California 91402

GENERAL COUNSEL

Jeffer, Mangels, Butler & Marmaro
2121 Avenue of The Stars
Los Angeles, California 90067

CERTIFICED PUBLIC ACCOUNTANTS

Deloitte & Touche LLP
1000 Wilshire Boulevard
Los Angeles, California 90017

INVESTOR RELATIONS

Daniel V. Goodstein
c/o Harlyn Products, Inc.
1515 South Main Street
Los Angeles, California 90015
(213) 746-0745

STOCK LISTING

American Stock Exchange

TRADING SYMBOL

HRN

STOCKHOLDER REPORTS

Stockholders or investors who wish to receive quarterly stockholder reports from the Company, may do so by writing or calling Daniel V. Goodstein, Chief Financial Officer, at the corporate offices listed above.