Form 10KSB
period 2000-06-30
AMEXDRUG CORP
filed 2000-09-29
CIK 45621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended      June 30, 2000
                                   ------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from                to
                                        --------------    ----------------

         Commission File number         1-10304
                                ------------------------

                              AMEXDRUG CORPORATION
               ---------------------------------------------------
               (Exact name of registrant as specified in charter)

      California                                               95-2251025
-------------------------                              -------------------------
State or other jurisdiction of                        (I.R.S. Employer I.D. No.)
incorporation or organization

369 South Doheny Dr.,   # 326, Beverly Hills, Ca                90211
--------------------------------------------------     -------------------------
   (Address of principal executive office                     (Zip Code)

Issuer's telephone number, including area code              1-310-855-0475
                                               ---------------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered
       None                                             None
--------------------                  ------------------------------------------

Securities registered pursuant to section 12 (g ) of the Act:

                                      None
           ----------------------------------------------------------
                                (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [x  ]   No [  ]                                 (2)  Yes [x]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $     0
                                                           -----------

State the aggregate market value of the voting stock held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At June 30, 2000, the aggregate market value of the voting stock held by non affiliates is undeterminable and is considered to be 0. During the past two years there has been no trading on any exchange or over the counter.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 2000, the registrant had 1,052,783 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or
(c) under the Securities Act of 1933: None

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I
                                                                            Page
                                                                            ----
ITEM 1.    DESCRIPTION OF BUSINESS                                            4

ITEM 2.    DESCRIPTION OF PROPERTIES                                          4

ITEM 3.    LEGAL PROCEEDINGS                                                  5

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                  5


PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           5


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          5

ITEM 7.    FINANCIAL STATEMENTS                                               7

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                           7


PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                 7

ITEM 10.   EXECUTIVE COMPENSATION                                             9

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     10

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     10


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                                   11

--------------------------------------------------------------------------------

                         ITEM 1. DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------


History and Organization
------------------------

The Company was incorporated under the laws of the state of California on April 30, 1963 with authorized common stock of 10,000,000 shares at a par value of $.10 and 1,000,000 preferred shares with a par value of $1.00 with the name of Harlyn Products Inc,.

The Company has been engaged in the business of selling jewelry to department stores and retail jewelry stores.

On March 21, 1997 the Company filed for bankruptcy in the United States Bankruptcy Court, Central District of California in the Los Angeles Division under Chapter 11, with Howard M. Ehrenberg as trustee, and emerged from bankruptcy on April 24, 2000 under Chapter 7 with no remaining assets or liabilities.

The bankruptcy settlement included a name change from "Harlyn Products Inc." to "Amexdrug Corporation", a change in officers, a change in the par value of the common shares from $.10 to $.001, a cancellation of the authorized and any outstanding preferred shares, a reverse common stock split of one hundred shares of outstanding stock for one share, and the issuance of 1,000,000 post split common shares in exchange for $100,000 which was paid into the bankruptcy court. The total of the post split outstanding shares, following completion of the terms of the settlement, was 1,052,783.

Amended articles of incorporation completing the terms of the bankruptcy was filed by the trustee in the state of California on June 22, 2000.

This report has been prepared showing the name "Amedrug Corporation" and the common stock, after the stock split, at a par value of $.001, from inception. The retained earnings (deficit) and the capital in excess of par value has been restated and dated April 25, 2000 with the statement of operations to begin on April 25, 2000.

After April 25, 2000 the Company has been in the development stage.

The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

--------------------------------------------------------------------------------

                        ITEM 2. DESCRIPTION OF PROPERTIES

--------------------------------------------------------------------------------

The Company does not own or lease any real estate properties.

--------------------------------------------------------------------------------

                            ITEM 3. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


None except for bankrupcty reported in form 8K filed during September 2000

--------------------------------------------------------------------------------

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

--------------------------------------------------------------------------------


                                      None

--------------------------------------------------------------------------------

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------


During the past two years through June 30, 2000 there has been no trading of the Company's capital stock. During the last fiscal year the Company issued 1,000,000 common shares of its capital stock in connection with the bankruptcy reported in the form 8K filed in September 2000. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2000 the Company had approximately 199 shareholders.

--------------------------------------------------------------------------------

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------


Overview
--------

The Company was incorporated under the laws of the state of California on April 30, 1963 with authorized common stock of 10,000,000 shares at a par value of $.10 and 1,000,000 preferred shares with a par value of $1.00 with the name of Harlyn Products Inc,.

The Company has been engaged in the business of selling jewelry to department stores and retail jewelry stores.

On March 21, 1997 the Company filed for bankruptcy in the United States Bankruptcy Court, Central District of California in the Los Angeles Division under Chapter 11, with Howard M. Ehrenberg as trustee, and emerged from bankruptcy on April 24, 2000 under Chapter 7 with no remaining assets or liabilities.

The bankruptcy settlement included a name change from "Harlyn Products Inc." to "Amexdrug Corporation", a change in officers, a change in the par value of the common shares from $.10 to $.001, a cancellation of the authorized and any outstanding preferred shares, a reverse common stock split of one hundred shares of outstanding stock for one share, and the issuance of 1,000,000 post split common shares in exchange for $100,000 which was paid into the bankruptcy court. The total of the post split outstanding shares, following completion of the terms of the settlement, was 1,052,783.

Amended articles of incorporation completing the terms of the bankruptcy was filed by the trustee in the state of California on June 22, 2000.

This report has been prepared showing the name "Amedrug Corporation" and the common stock, after the stock split, at a par value of $.001, from inception. The retained earnings (deficit) and the capital in excess of par value has been restated and dated April 25, 2000 with the statement of operations to begin on April 25, 2000.

After April 25, 2000 the Company has been in the development stage.

The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur substantial costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred. In the past the board of directors has approved a resolution authorizing the Company to issue shares of its common stock as consideration for monies advanced or services rendered on behalf of the Company.

Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect.


Liquidity and Capital Resources
-------------------------------

The Company does not have the assets to satisfy its liabilities

Results of Operations
---------------------

Since the Company ceased operations in 1997, its only activity, to date has involved the investigation and purchase of potential business opportunities.

--------------------------------------------------------------------------------

                          ITEM 7. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The financial statements of the Company are included immediately following the signature page to this form.

--------------------------------------------------------------------------------

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------


On August 2, 2000, the Company engaged the services of Andersen Andersen & Strong LC as its auditors to audit its financial statements. The Company had no auditors during the period that the Company was in bankrupcty proceedings.


--------------------------------------------------------------------------------

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------


The following table as of June 30, 2000, includes the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name             Age       Position                Director and/or Officer Since
----             ---       --------                -----------------------------
Jack Amin        41        President, Secretary,            April  2000
                           Treasurer & Director

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

Included below is certain biographical information regarding each of the Company's executive officers and directors.

 Jack Amin

Mr. Amin holds a Bachelor of science in Electronic Engineering from Western State College of Engineering of LA, California in 1982. Since 1980 Mr. Amin has been engaged in various capacities, including sales and management, within the pharmaceutical industry. He is currently the President, Chief Executive Officer and Director of Allied Med Wholesale drug company, which he founded in 1997.

Except as indicated below, to the knowledge of management, during the past year, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

          (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

          (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

                Compliance with Section 16(a) of the Exchange Act

Since the Company ceased operations in 1997, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

The following table as of June 30, 2000, includes the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.


  Name                     Position                        Report to be Filed
  ----                     --------                        ------------------
Jack Amin            President, Secretary                       Form 3
                     Treasurer and Director

--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------


Cash Compensation
-----------------

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended June 30, 2000.

Bonuses and Deferred Compensation
---------------------------------

None.

Compensation Pursuant to Plans
------------------------------

None.

Pension Table
-------------

None.

Other Compensation
------------------

None

Compensation of Directors
-------------------------

None.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

--------------------------------------------------------------------------------

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------


The following table as of June 30, 2000, includes the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,052,783 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

                                Nature of            Number of
Name of Person or Group         Ownership (1)        Shares Owned      Percent
-----------------------         --------------       ------------      -------

Officers and Directors and
  Principal Shareholders:

        Jack Amin                Direct                1,000,000         95%


All Officers and Directors
  as a Group (1 persons)         Direct                1,000,000         95%

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

--------------------------------------------------------------------------------

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------


Transactions with Management and Others
---------------------------------------

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management
--------------------------

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters
---------------------------

The Company was organized more than five years ago therefore transactions between the Company and its promoters or founders are not deemed to be material.



--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                          Page
-----------------                                                          ----

Report of Andersen, Andersen & Strong, Certified Public Accountants         13

Balance Sheet as of June 30, 2000                                           14

Statements of Operations for year ended June 30, 2000                       15
    and from inception

Statements of Stockholders' Equity for the year ended June 30, 2000  and
  from inception                                                            16

Statements of Cash Flows for the year ended June 30, 1999                   17
   and from inception

Notes to Financial Statements                                               18



(a)(2)  Financial  Statement   Schedules.   The  following  financial  statement
schedules are included as part of this report:

None



(a)(3)  Exhibits.



None

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                     AMEXDRUG CORPORATION


Date: September 29, 2000                   By   /s/ Jack Amin
                                              ----------------------------------
                                               Jack Amin
                                               President, Secretary,
                                               Treasurer  and  Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                                     AMEXDRUG CORPORATION


Date: September 29, 2000                   By  /s/ Jack Amin
                                              ----------------------------------
                                               Jack Amin,
                                               President, Secretary
                                               Treasurer and Director

ANDERSEN ANDERSEN & STRONG, L.C.
Certified Public Accountants and Business Consultants
Member SEC Practice Section of the AICPA
A member of ACF International with affiliated offices worldwide.

                                                  941 East 3300 South, Suite 202
                                                      Salt Lake City, utah 84106
                                                          Telephone 801-486-0096
                                                                Fax 801-486-0098
                                                        Email KAndersen @msn.com


Board of Directors
Amexdrug Corporation
Beverly  Hills,  California

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Amexdrug Corporation (development stage company) at June 20, 2000, and the statement of operations, and the stockholders' equity for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amexdrug Corporation at June 30, 2000 and the results of operations for the year ended June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need working capital for any planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      Andersen Andersen & Strong

Salt Lake City, Utah
September 29, 2000

                              AMEXDRUG CORPORATION
                           (development stage company)
                                  BALANCE SHEET
                                  June 30, 2000

--------------------------------------------------------------------------------



ASSETS

CURRENT ASSETS

   Cash                                                              $      -
                                                                     -----------

       Total Current Assets                                          $      -
                                                                     ===========

LIABILITIES AND STOCKHOLDERS'
   EQUITY

CURRENT LIABILITIES

   Accounts payable                                                  $    6,850
                                                                     -----------

       Total Current Liabilities                                          6,850
                                                                     -----------

STOCKHOLDERS' EQUITY

   Common stock
       10,000,000 shares authorized, at $0.001 par value,
       1,052,783  shares issued and outstanding                           1,053

   Capital in excess of par value - dated April 25, 2000 - Note 1        (1,053)

    Deficit - dated April 25, 2000 - Note 1                              (6,850)
                                                                     -----------

       Total Stockholders' Deficiency                                    (6,850)
                                                                     -----------


                                                                     $      -
                                                                     ===========


   The accompanying notes are an integral part of these financial statements.

                              AMEXDRUG CORPORATION
                           (development stage company)
                             STATEMENT OF OPERATIONS
                        For the Year Ended June 30, 2000
--------------------------------------------------------------------------------






REVENUES                                         $     -

EXPENSES                                              6,850
                                                 -----------

NET LOSS                                         $   (6,850)
                                                 ===========

NET LOSS PER COMMON
   SHARE

       Basic                                     $     (.01)
                                                 -----------



AVERAGE OUTSTANDING
    SHARES

        Basic                                     1,052,783
                                                 -----------










   The accompanying notes are an integral part of these financial statements.




                                    AMEXDRUG CORPORATION
                                 (development stage company)
                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              For the Year Ended June 30, 2000
--------------------------------------------------------------------------------------------



                                                                         (Dated  April 25, 2000)
                                                                     Capital in
                                                 Common Stock         Excess of   Accumulated
                                             Shares      Amount       Par Value     Deficit
                                           ----------  ----------   ------------  -----------

Balance June  30, 1999                         49,106          49           (49)         -


Provision for additional common shares
   resulting from reverse stock split -
   April  25, 2000 - Note 1                     3,677           4            (4)         -

Issuance of common shares for cash -
   April 25, 2000 - Note 1                  1,000,000       1,000        (1,000)         -

Net operating loss for the year ended
    June 30, 2000 - Note 1                         -          -              -        (6,850)


Balance June 30, 2000                       1,052,783  $    1,053   $    (1,053)  $   (6,850)
                                           ==========  ==========   ============  ===========









   The accompanying notes are an integral part of these financial statements.

                              AMEXDRUG CORPORATION
                           (development stage company)
                             STATEMENT OF CASH FLOWS
                        For the Year Ended June 30, 2000
--------------------------------------------------------------------------------




CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                $ (6,850)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

            Change in accounts payable                        6,850


          Net Cash From Operations                              -
                                                           ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                                   -
                                                           ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES
                                                                -
                                                           ---------

   Net Increase (Decrease) in Cash                              -

   Cash at Beginning of Period                                  -
                                                           ---------

   Cash at End of Period                                   $    -
                                                           =========










   The accompanying notes are an integral part of these financial statements.

                              AMEXDRUG CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.     ORGANIZATION

The Company was incorporated under the laws of the state of California on April 30, 1963 with authorized common stock of 10,000,000 shares at a par value of $.10 and 1,000,000 preferred shares with a par value of $1.00 with the name of Harlyn Products Inc,.

The Company has been engaged in the business of selling jewelry to department stores and retail jewelry stores.

On March 21, 1997 the Company filed for bankruptcy in the United States Bankruptcy Court, Central District of California in the Los Angeles Division under Chapter 11, with Howard M. Ehrenberg as trustee, and emerged from bankruptcy on April 24, 2000 under Chapter 7 with no remaining assets or liabilities.

The bankruptcy settlement included a name change from "Harlyn Products Inc." to "Amexdrug Corporation", a change in officers, a change in the par value of the common shares from $.10 to $.001, a cancellation of the authorized and any outstanding preferred shares, a reverse common stock split of one hundred shares of outstanding stock for one share, and the issuance of 1,000,000 post split common shares in exchange for $100,000 which was paid into the bankruptcy court. The total of the post split outstanding shares, following completion of the terms of the settlement, was 1,052,783.

Amended articles of incorporation completing the terms of the bankruptcy was filed by the trustee in the state of Nevada on June 22, 2000.

This report has been prepared showing the name "Amedrug Corporation" and the common stock, after the stock split, at a par value of $.001, from inception. The retained earnings (deficit) and the capital in excess of par value has been restated and dated April 25, 2000 with the statement of operations to begin on April 25, 2000.

After April 25, 2000 the Company has been in the development stage.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

                              AMEXDRUG CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
------------

For the year ended June 30, 2000 the Company had a net operating loss carry forward of $6,850 and pre-bankruptcy net operating losses. The tax benefit from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in its stockholders which would effect the loss prior to April 25, 2000.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                              AMEXDRUG CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


3.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company however the Company does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to operate for the coming year.

4.  RELATED PARTY TRANSACTIONS

Related parties have acquired 95% of the outstanding common capital stock