Form 10QSB
period 2000-09-30
AMEXDRUG CORP
filed 2000-11-14
CIK 45621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September  30, 2000
                               -----------------------------------------------

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    --------------------
Commission File number                         0-7473
                       -------------------------------------------------------

                              AMEXDRUG CORPORATION
           ----------------------------------------------------------
               (Exact name of registrant as specified in charter)

             California                                            95-2251025
-----------------------------------                              --------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

 369 South Doheny Dr., Suite 326, Beverly Hill, Ca.               90211
-----------------------------------------------------       ------------------
(Address of principal executive offices)                        (Zip Code)

                                 1-310-855-0475
                              ---------------------
               Registrant's telephone number, including area code


(Former name, former address, and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                    Outstanding as of September 30, 2000
                ---------               ---------------------------------------
           Common  Stock, $0.001                       1,052,783

                                                        INDEX

                                                                           age
                                                                          Number
PART I.

          ITEM 1.   Financial Statements (unaudited)...........................3

                    Balance Sheets.............................................4
                       September 30, 2000 and June 30, 2000

                    Statements of Operations
                       For the three months  ended September  30, 2000
                       and 1999 and the period April 25, 2000 to
                       September 30, 2000......................................5

                    Statements of Cash Flows
                        For the three months ended September 30, 2000
                        and 1999 and the period April 25, 2000 to
                        September 30, 2000.....................................6

                    Notes to Financial Statements..............................7

          ITEM 2.   Plan of Operations.........................................9

PART II



          .         Signatures.................................................9

                                           PART I - FINANCIAL INFORMATION



                                            ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Amexdrug Corporation ( development stage company) at September 30, 2000 and June 30, 2000, and the related statements of operations, and cash flows for the three months ended September 30, 2000 and 1999 and the period April 25, 2000 to September 30, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.

                                                AMEXDRUG CORPORATION
                                            ( Development Stage Company)
                                                   BALANCE SHEETS
                                         September 30, 2000, and June 30, 2000




                                                Sept 30,         Jun 30,
                                                2000               2000
                                             ----------          --------
ASSETS

CURRENT ASSETS

   Cash                                      $      -            $      -
                                              ---------           ----------

       Total Current Assets                  $      -             $     -
                                             ==========           ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                             $ 6,850             $ 6,850
                                                 -------             ------

       Total Current Liabilities                  6,850               6,850
                                                  ------              -----


STOCKHOLDERS' EQUITY

   Common stock
     10,000,000   shares  authorized,
     at  $0.001  par value;
     1,052,783 shares issued and outstanding      1,053               1,053

   Capital in excess of par value -
    dated April 25, 2000 - Note 1                (1,053)             (1,053)

    Deficit  accumulated during the
    development stage - dated
       April 25, 2000 - Note 1                    (6,850)            (6,850)
                                                  ------             ------

       Total Stockholders' Deficiency             (6,850)            (6,850)
                                                 --------           --------

                                               $      -           $      -
                                                =========          ==========


                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.

                              AMEXDRUG CORPORATION
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS

                For the  Three  Months  Ended  September  30,
             2000,  and 1999 and the Period April 25, 2000 (Date
             of Inception of Development Stage) to September 30,
             2000



                                    Three Months
                            Sept 30,          Sept 30,       Apr 25, 2000 to
                              2000              1999          Sept  30, 2000
                            -------           --------       ---------------

REVENUES                   $    -             $    -           $     -

EXPENSES                        -                  -              6,850
                            --------          ---------         --------
NET LOSS                  $     -             $    -            $(6,850)
                           =========           ========          =======



NET LOSS PER COMMON
   SHARE

   Basic                  $     -           $      -
                            -------           --------



AVERAGE  OUTSTANDING
    SHARES

     Basic                 1,052,783         1,052,783
                           ---------         ---------













      The accompanying notes are an integral part of these financial statements

                              AMEXDRUG CORPORATION
                          ( Development Stage Company)

                             STATEMENT OF CASH FLOWS
                For the Three  Months Ended  September  30, 2000,
            and 1999 and the  Period  April  25,  2000  (Date of
            Inception of  Development  Stage) to  September  30,
            2000



                                                                   Apr 25, 2000
                                  Sept 30,          Sept 30,        to Sept 30,
                                   2000              1999             2000
                                 -------           -------          ----------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                      $     -           $     -             $(6,850)

    Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities


    Changes in accounts payable        -                 -               6,850


    Net Cash Used in Operations        -                 -                   -

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                       -                 -                   -
                                  ---------         --------            --------

CASH FLOWS FROM FINANCING
   ACTIVITIES
                                       -                 -                   -
                                  ---------        ---------            --------

   Net Increase (Decrease)
   in Cash                             -                 -                   -

   Cash at Beginning of Period         -                 -                   -
                                 ---------          --------            --------

   Cash at End of Period        $      -           $     -            $     -
                                 =========          ========           =========








     The accompanying notes are an integral part of these financial statements

                              AMEXDRUG CORPORATION
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



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

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On September 30, 2000 the Company had a net operating loss carry forward of $6,850 and pre-bankruptcy net operating losses. The tax benefit from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in its stockholders which would effect the loss prior to April 25, 2000.

                              AMEXDRUG CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

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

4.  RELATED PARTY TRANSACTIONS

Related parties have acquired 95% of the outstanding common capital stock

                                                  ITEM 2.   PLAN OF OPERATIONS



The Company's management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital necessary for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to continue operations for the coming year.

Liquidity and Capital Resources

The Company will need additional working capital to finance its planned activity.

Results of Operations

The Company has had no operations during this reporting period.




SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                             AMEXDRUG  CORPORATION
                                [Registrant]


                                                    /S/     Jack  Amin
                                                    -------------------------
                                                        Jack Amin - President
November 15, 2000