Form 10QSB
period 2000-12-31
AMEXDRUG CORP
filed 2001-02-14
CIK 45621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended        December  31, 2000
                               ---------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------    ------------------------


Commission File number     1-10304
                       ---------------

                              AMEXDRUG CORPORATION
         --------------------------------------------------------------
               (Exact name of registrant as specified in charter)

           California                                            95-2251025
  -------------------------------                              --------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)


 369 South Doheny Dr., Suite 326, Beverly Hill, Ca.                90211
-----------------------------------------------------        ------------------
(Address of principal executive offices)                         (Zip Code)


                                 1-310-855-0475
                                 --------------
               Registrant's telephone number, including area code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

       Class                               Outstanding as of December 31, 2000
      ---------                           --------------------------------------
 Common  Stock, $0.001                                  1,052,783




                                      INDEX



                                                                                           Page
                                                                                          Number

PART I.

          ITEM 1.  Financial Statements (unaudited).........................................3

                   Balance Sheets...........................................................4
                      December 31, 2000 and June 30, 2000

                   Statements of Operations
                      For the three and six months  ended December  31, 2000 and 1999.......5 and the period April 25, 2000 to December 31, 2000

                   Statements of Cash Flows
                       For the six months ended December 31, 2000 and 1999..................6 and the period April 25, 2000 to December 31, 2000

                   Notes to Financial Statements............................................7

          ITEM 2.  Plan of Operations.......................................................9

PART II



                   Signatures



                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Amexdrug Corporation ( development stage company) at December 31, 2000 and June 30, 2000, and the related statements of operations, and cash flows for the three and six months ended December 31, 2000 and 1999 and the period April 25, 2000 to December 31, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.







                              AMEXDRUG CORPORATION
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      December 31, 2000, and June 30, 2000

----------------------------------------------------------------------------------------



                                                                   Dec 31,     Jun 30,
                                                                     2000       2000
                                                                    -------    -------
ASSETS

CURRENT ASSETS

   Cash                                                             $  --      $  --
                                                                    -------    -------

       Total Current Assets                                         $  --      $  --
                                                                    =======    =======



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                 $ 8,901    $ 6,850
                                                                    -------    -------

       Total Current Liabilities                                      8,901      6,850
                                                                    -------    -------


STOCKHOLDERS' EQUITY

   Common stock
        10,000,000 shares authorized, at $0.001 par value;
     1,052,783 shares issued and outstanding                          1,053      1,053

   Capital in excess of par value - dated April 25, 2000 - Note 1    (1,053)    (1,053)

    Deficit  accumulated during the development stage - dated
       April 25, 2000 - Note 1                                       (8,901)    (6,850)
                                                                    -------    -------

       Total Stockholders' Deficiency                                (8,901)    (6,850)
                                                                    -------    -------

                                                                    $    -     $    -
                                                                    =======    =======


              The accompanying notes are an integral part of these
                             financial statements.



                              AMEXDRUG CORPORATION
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
  For the Three and Six Months Ended December 31, 2000, and 1999 and the Period
  April 25, 2000 (Date of Inception of Development Stage) to December 31, 2000

-----------------------------------------------------------------------------------------------


                               Three Months                 Six Months
                               ------------                 ----------
                          Dec 31,       Dec 31,        Dec 31,        Dec 31,   Apr 25, 2000 to
                           2000          1999           2000           1999      Dec  31, 2000
                           ----          ----         -------        --------   --------------

REVENUES               $      --      $      --     $      --      $      --     $      --

EXPENSES                     2,051           --           2,051           --           8,901
                       -----------    -----------   -----------    -----------   -----------

NET LOSS               $    (2,051)   $      --     $    (2,051)   $      --     $    (8,901)
                       ===========    ===========   ===========    ===========   ===========




NET LOSS PER COMMON
   SHARE

   Basic               $      --      $      --     $      --      $      --
                       -----------   -----------    -----------   -----------



AVERAGE  OUTSTANDING
    SHARES

     Basic               1,052,783      1,052,783     1,052,783      1,052,783
                        -----------   -----------    -----------   -----------














    The accompanying notes are an integral part of these financial statements

                              AMEXDRUG CORPORATION
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
       For the Six Months Ended December 31, 2000, and 1999 and the Period
  April 25, 2000 (Date of Inception of Development Stage) to December 31, 2000

--------------------------------------------------------------------------------

                                                                       Apr 25,
                                                                       2000  to
                                                    Dec 31,   Dec 31,  Sept 30,
                                                     2000      1999      2000
                                                    ------    -------   ------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                        $(2,051)   $  --     $(8,901)


       Adjustments to reconcile net loss to
       net cash provided by operating activities


         Changes in accounts payable                 2,051       --       8,901


          Net Cash Used in Operations                 --         --        --
                                                   -------    -------   -------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                      --         --        --
                                                   -------    -------   -------

CASH FLOWS FROM FINANCING
   ACTIVITIES
                                                      --         --         --
                                                   -------    -------   -------

   Net Increase (Decrease) in Cash                    --         --        --

   Cash at Beginning of Period                        --         --         --
                                                   -------    -------   -------

   Cash at End of Period                           $  --      $  --     $  --
                                                   =======    =======   =======





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

Income Taxes
------------

On December 31, 2000 the Company had a net operating loss carry forward of $8,901 The income tax benefit of $2,670 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss will expire in 2021.

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

4.  RELATED PARTY TRANSACTIONS

Related parties have acquired 95% of the outstanding common capital stock

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


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

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

The Company has had no operations during this reporting period.


--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                            AMEXDRUG  CORPORATION
                                                   [Registrant]


                                              /s/ Jack Amin
                                            -------------------------
                                             Jack Amin - President
February 14, 2001