Form 10QSB
period 2001-03-31
AMEXDRUG CORP
filed 2001-05-15
CIK 45621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31, 2001
                               ----------------------------

(  ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------

Commission File number      1-10304
                       ------------------

                              AMEXDRUG CORPORATION
         --------------------------------------------------------------
               (Exact name of registrant as specified in charter)


      California                                                  95-2251025
------------------------------                                 --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 369 South Doheny Dr., Suite 326, Beverly Hill, Ca.                 90211
-----------------------------------------------------          ---------------
(Address of principal executive offices)                          (Zip Code)


                                 1-310-855-0475
                                 --------------
               Registrant's telephone number, including area code

                            -----------------------
(Former  name,  former  address,  and former  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

       Class                                 Outstanding as of March 31, 2001
     ---------                              -----------------------------------
Common  Stock, $0.001                                  1,052,783




                             INDEX

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I.

          ITEM 1.  Financial Statements (unaudited).........................................3

                   Balance Sheets...........................................................4
                      March 31, 2001 and June 30, 2000

                   Statements of Operations
                      For the three and nine months  ended March  31, 2001 and 2000.........5 and the period April 25, 2000 to March 31, 2001

                   Statements of Cash Flows
                       For the nine months ended March 31, 2001 and 2000....................6 and the period April 25, 2000 to March 31, 2001

                   Notes to Financial Statements............................................7

          ITEM 2.  Plan of Operations.......................................................9

PART II

                   Signatures...............................................................9

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Amexdrug Corporation ( development stage company) at March 31, 2001 and June 30, 2000, and the related statements of operations, and cash flows for the three and nine months ended March 31, 2001 and 2000 and the period April 25, 2000 to March 31, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.





                              AMEXDRUG CORPORATION
                          ( Development Stage Company)
                                 BALANCE SHEETS
                        March 31, 2001, and June 30, 2000

----------------------------------------------------------------------------------------



                                                                    Mar 31,    Jun 30,
                                                                      2001       2000
                                                                    -------    -------
ASSETS

CURRENT ASSETS

   Cash                                                             $  --      $  --
                                                                    -------    -------

       Total Current Assets                                         $  --      $  --
                                                                    =======    =======



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                 $ 8,901    $ 6,850
                                                                    -------    -------

       Total Current Liabilities                                      8,901      6,850
                                                                    -------    -------


STOCKHOLDERS' EQUITY

   Common stock
        10,000,000 shares authorized, at $0.001 par value;
     1,052,783 shares issued and outstanding                          1,053      1,053

   Capital in excess of par value - dated April 25, 2000 - Note 1    (1,053)    (1,053)

    Deficit  accumulated during the development stage - dated
       April 25, 2000 - Note 1                                       (8,901)    (6,850)
                                                                    -------    -------

       Total Stockholders' Deficiency                                (8,901)    (6,850)
                                                                    -------    -------

                                                                    $   --     $   --
                                                                    =======    =======


   The accompanying notes are an integral part of these financial statements.




                              AMEXDRUG CORPORATION
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
   For the Three and Nine Months Ended March 31, 2001, and 2000 and the Period
   April 25, 2000 (Date of Inception of Development Stage) to March 31, 2001

------------------------------------------------------------------------------------------------


                               Three Months               Nine Months
                       -------------------------   --------------------------
                         Mar 31,        Mar 31,       Mar 31,       Mar 31,       Apr 25, 2000 to
                          2001          2000           2001          2000          Mar  31, 2001
                       -----------   -----------   -----------    -----------     ---------------
REVENUES               $      --     $      --     $      --      $      --        $      --

EXPENSES                      --            --           2,051           --              8,901
                       -----------   -----------   -----------    -----------      -----------

NET LOSS               $      --     $      --     $    (2,051)   $      --        $    (8,901)
                       ===========   ===========   ===========    ===========      ===========




NET LOSS PER COMMON
   SHARE

   Basic               $      --     $      --     $      --      $      --
                       -----------   -----------    -----------    -----------



AVERAGE  OUTSTANDING
    SHARES

     Basic               1,052,783     1,052,783     1,052,783      1,052,783
                       -----------   -----------    -----------     -----------














    The accompanying notes are an integral part of these financial statements



                              AMEXDRUG CORPORATION
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
           For the Nine Months Ended March 31, 2001, and 2000 and the
Period April 25, 2000 (Date of Inception of Development Stage) to March 31, 2001

--------------------------------------------------------------------------------


                                                                   Apr 25, 2000
                                                 Mar 31,   Mar 31,  to Mar 31,
                                                  2001      2000       2001
                                                -------    -----     -------


CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                     $(2,051)   $ --      $(8,901)


    Adjustments to reconcile net loss to
    net cash provided by operating activities


             Changes in accounts payable          2,051                 --
                                                                       8,901


          Net Cash Used in Operations              --       --          --
                                                -------    -----     -------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                   --        --         --
                                                -------    -----     -------

CASH FLOWS FROM FINANCING
   ACTIVITIES
                                                   --        --         --
                                                -------    -----     -------

   Net Increase (Decrease) in Cash                 --       --          --

   Cash at Beginning of Period                     --       --          --
                                                -------    -----     -------

   Cash at End of Period                        $  --      $--       $  --
                                                =======    =====     =======








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

Income Taxes
------------

On March 31, 2001 the Company had a net operating loss carry forward of $8,901 The income tax benefit of $2,670 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss will expire in 2021.

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

                                                  AMEXDRUG  CORPORATION
                                                  [Registrant]

                                                  /s/ Jack Amin
                                                  ------------------------------
                                                  Jack Amin - President & CFO
May 15, 2001