Form 10KSB
period 1999-06-30
AMEXDRUG CORP
filed 2001-05-23
CIK 45621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended June 30, 1999
                              ---------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from         to
                                  --------    -------

    Commission File number   1-10304
                          -------------

              AMEXDRUG CORPORATION (formally Harlyn Products Inc.)
       -------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             California                                      95-2251025
--------------------------------------------         --------------------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
          or organization

369 South Doheny Dr.,   # 326, Beverly Hills, Ca               90211
-------------------------------------------------      ------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code     1-310-855-0475
                                               -----------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered
       None                                               None
--------------------                   -----------------------------------------

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

At June 30, 1999, the aggregate market value of the voting stock held by non affiliates is undeterminable and is considered to be 0. During the past two years there has been no trading on any exchange or over the counter.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 1999, the registrant had 52,783 shares of common stock issued and outstanding.

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


PART I
------                                                                      Page
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


PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           5


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          5

ITEM 7.   FINANCIAL STATEMENTS                                               7

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                           7


PART III
--------

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

This report has been prepared showing the name "Amedrug Corporation" and the common stock, after the stock split, at a par value of $.001, from inception. The retained earnings (deficit) and the capital in excess of par value has been restated and dated April 25, 2000 with the statement of operations to begin on April 25, 2000. This report has been prepared showing financial statements at April 24, 2000 assuming that they were the balances at June 30, 1999.

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

None except for the bankruptcy reported in form 8K filed during September 2000



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

None



--------------------------------------------------------------------------------

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------


During the past two years through June 30, 1999 there has been no trading of the Company's capital stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 1999 the Company had approximately 198 shareholders.


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

This report has been prepared showing the name "Amedrug Corporation" and the common stock, after the stock split, at a par value of $.001, from inception. The retained earnings (deficit) and the capital in excess of par value has been restated and dated April 25, 2000 with the statement of operations to begin on April 25, 2000. This report has been prepared showing the financial statements at April 24, 2000 assuming that they were the balances at June 30, 1999.

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

The Company does not have any assets.

Results of Operations

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



--------------------------------------------------------------------------------

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------


The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure except as reported in form 8K filed in September 2000.



--------------------------------------------------------------------------------

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------


On June 30, 1999 the Company was in bankruptcy and under control of the court. The following information is given assuming it was effective for June 30, 1999.

The following table as of April 24, 2000, includes the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name          Age      Position                    Director and/or Officer Since
----          ---      --------                    -----------------------------

Jack Amin     41       President and Director                 April  2000


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

              (ii)  engaging in any type of business practice; or

              (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

The following table as of April 24, 2000, includes the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.


Name                      Position                            Report to be Filed
----                      --------                            ------------------

Jack Amin                 President and Director              Form 3


--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended June 30, 1999.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None.

Other Compensation

None

Compensation of Directors

None.

Termination of Employment and Change of Control Arrangement

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

--------------------------------------------------------------------------------

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------


On June 30, 1999 the Company was in bankruptcy and under control of the court. The following information is given assuming it was effective for June 30, 1999.

The following table as of April 24, 2000, includes the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,052,783 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

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

services rendered and reimbursement of expenses incurred on behalf of the Company due to the Company's reduced operational status and lack of funds to cover such expenses.

Indebtedness of Management

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

--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                          Page

Unaudited financial statements - prepared by management                     13

Balance Sheet as of June 30, 1999                                           14

Statement of Operations for year ended June 30, 1999                        15

Statement of Stockholders' Equity for the year ended June 30, 1999          16

Statement of Cash Flows for the year ended June 30, 1999                    17


Notes to Financial Statements                                               19




(a)(2)  Financial  Statement   Schedules.   The  following  financial  statement
        schedules are included as part of this report: None

(a)(3)  Exhibits.
None

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:







                                                AMEXDRUG CORPORATION
                                               (formally Harlyn Productrs Inc.)

                                               /s/ Jack Amin
                                               ------------------------------
                                               Jack Amin - President & CFO

Date: May 21, 2001

                         UNAUDITED FINANCIAL STATEMENTS




The accompanying balance sheet of Amexdrug Corporation (development stage company) at June 30, 1999, and the related statements of operations, statement of stockholders' equity, and the statement of cash flows for the year ended June 30, 1999, have been prepared by the Company's management in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

On March 21, 1997 the Company filed for bankruptcy in the United States Bankruptcy Court, Central District of California in the Los Angeles Division under Chapter 11, with Howard M. Ehrenberg as trustee, and emerged from bankruptcy on April 24, 2000 under Chapter 7 with no remaining assets or liabilities.

This report has been prepared showing financial statements at April 24, 2000 assuming that they were the balances at June 30, 1999.

                              AMEXDRUG CORPORATION
                           (development stage company)
                                  BALANCE SHEET
                                  June 30, 1999
--------------------------------------------------------------------------------



ASSETS

CURRENT ASSETS

   Cash                                                               $     -
                                                                       ---------

       Total Current Assets                                           $     -
                                                                       =========

LIABILITIES AND STOCKHOLDERS'
   EQUITY

CURRENT LIABILITIES

   Accounts payable                                                    $     -
                                                                        --------

       Total Current Liabilities                                             -
                                                                        --------

STOCKHOLDERS' EQUITY

   Common stock
       10,000,000 shares authorized, at $0.001 par value,
       52,783  shares issued and outstanding                                 53

   Capital in excess of par value - dated April 25, 2000 - Note 1           (53)

    Deficit - dated April 25, 2000 - Note 1                                  -
                                                                       ---------

       Total Stockholders' Equity                                            -
                                                                       ---------


                                                                      $      -
                                                                       =========


   The accompanying notes are an integral part of these financial statements.

                              AMEXDRUG CORPORATION
                           (development stage company)
                             STATEMENT OF OPERATIONS
                        For the Year Ended June 30, 1999

--------------------------------------------------------------------------------






REVENUES                                                                 $  --

EXPENSES                                                                    --
                                                                         -------

NET LOSS                                                                 $  --
                                                                         =======

NET LOSS PER COMMON
   SHARE

       Basic                                                             $  --
                                                                         -------



AVERAGE OUTSTANDING
    SHARES

        Basic                                                             52,783
                                                                         -------










   The accompanying notes are an integral part of these financial statements.

                              AMEXDRUG CORPORATION
                           (development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        For the Year Ended June 30, 1999
--------------------------------------------------------------------------------



                                                   (Dated April 25, 2000)
                                                   ----------------------
                           Common Stock         Capital in
                         ----------------       Excess of       Accumulated
                         Shares    Amount       Par Value         Deficit
                         ------    ------       ---------       ------------




Balance June  30, 1999   52,783    $   53        $   (53)       $      -
                         ======    ======        ========       ===========







   The accompanying notes are an integral part of these financial statements.

                              AMEXDRUG CORPORATION
                           (development stage company)
                             STATEMENT OF CASH FLOWS
                        For the Year Ended June 30, 1999
--------------------------------------------------------------------------------




CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                        $     -

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities



          Net Cash From Operations                                        -
                                                                    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                                             -
                                                                    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES
                                                                          -
                                                                     --------

   Net Increase (Decrease) in Cash                                        -

   Cash at Beginning of Period                                            -
                                                                     --------

   Cash at End of Period                                            $     -
                                                                     ========










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

This report has been prepared showing the name "Amedrug Corporation" and the common stock, after the stock split, at a par value of $.001, from inception. The retained earnings (deficit) and the capital in excess of par value has been restated and dated April 25, 2000 with the statement of operations to begin on April 25, 2000.This report has been prepared showing financial statements at April 24, 2000 assuming that they were the balances at June 30, 1999.

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

Income Taxes
------------

For the year ended June 30, 1999 the Company did not have a net operating loss carry forward. The pre- bankruptcy net operating losses are not available for carryover because there are no assets and there has been a substantial change in its stockholders.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

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

                              AMEXDRUG CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

4.  RELATED PARTY TRANSACTIONS

On the emergence from bankruptcy related parties acquired 95% of the outstanding common capital stock