Form 10KSB/A
period 1999-06-30
AMEXDRUG CORP
filed 2001-06-07
CIK 45621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                               (Amendment No. 1)


 (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)


         For the fiscal year ended         June 30, 1999
                                   -----------------------------

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from              to
                                        ------------    ------------

         Commission File number        1-10304
                                ------------------------




              AMEXDRUG CORPORATION (formally Harlyn Products Inc.)
       -------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

              California                                      95-2251025
---------------------------------------------             ------------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
           or organization

 369 South Doheny Dr.,   # 326, Beverly Hills, Ca               90211
---------------------------------------------------       -------------------
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number, including area code            1-310-855-0475
                                               --------------------------------

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

--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                           Page
-----------------                                                           ----

Unaudited financial statements - prepared by management                      13

Balance Sheet as of June 30, 1999                                            14


Statement of Operations for years ended June 30, 1999 and June 30, 1998      15

Statement of Stockholders' Equity for the year ended June 30, 1999           16

Statement of Cash Flows for the years ended June 30, 1999 and June 30, 1998  17


Notes to Financial Statements                                                19




(a)(2)  Financial  Statement   Schedules.   The  following  financial  statement
        schedules are included as part of this report:

None



(a)(3) Exhibits.

None

                         UNAUDITED FINANCIAL STATEMENTS




The accompanying balance sheet of Amexdrug Corporation ( development stage company) at June 30, 1999 , and the related statements of operations, statement of stockholders' equity, and the statement of cash flows for the years ended June 30, 1999 and June 30, 1998, have been prepared by the Company's management in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

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
                                                                       =========

LIABILITIES AND STOCKHOLDERS'
   EQUITY

CURRENT LIABILITIES

   Accounts payable                                                    $     -
                                                                       ---------

       Total Current Liabilities                                             -
                                                                       ---------

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

                              AMEXDRUG CORPORATION
                           (development stage company)
                             STATEMENT OF OPERATIONS
                   For the Years Ended June 30, 1999 and 1998

--------------------------------------------------------------------------------



                                                        Jun 30,          Jun 30,
                                                          1999            1998
                                                        -------          -------

REVENUES                                                $  --            $  --

EXPENSES                                                   --               --
                                                        -------          -------


NET LOSS                                                $  --            $  --
                                                        =======          =======

NET LOSS PER COMMON
   SHARE

       Basic                                            $  --            $  --
                                                        -------          -------

AVERAGE OUTSTANDING  SHARES

        Basic                                            52,783           52,783
                                                        -------          -------











              The accompanying notes are an integral part of these
                             financial statements.




                              AMEXDRUG CORPORATION
                           (development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        For the Year Ended June 30, 1999

--------------------------------------------------------------------------------




                                                                      (Dated  April 25, 2000)
                                                                      ------  ---------------
                                            Common Stock         Capital in
                                        --------------------     Excess of         Accumulated
                                        Shares        Amount     Par Value            Deficit
                                        ------        ------     ---------        --------------



Balance June  30, 1999 and 1998          52,783       $   53       $  (53)           $    -
                                         ======       ======       =======            =======














                          The accompanying notes are an
                  integral part of these financial statements.

                              AMEXDRUG CORPORATION
                           (development stage company)
                             STATEMENT OF CASH FLOWS
                   For the Years Ended June 30, 1999 and 1998

--------------------------------------------------------------------------------



                                                          Jun 30,       Jun 30,
                                                           1999           1998
                                                          -------       --------
 CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                               $  --         $   --

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities



          Net Cash From Operations                           --             --
                                                          -------       --------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                                --             --
                                                          -------       --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Net Increase (Decrease) in Cash                           --             --

   Cash at Beginning of Period                               --             --
                                                          -------       --------

   Cash at End of Period                                  $  --         $   --
                                                          =======       ========










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