Form 10KSB/A
period 2000-06-30
AMEXDRUG CORP
filed 2001-06-07
CIK 45621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  FORM 10-KSB/A
                               (Amendment No. 1)


(x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For the fiscal year ended       June 30, 2000
                                 ---------------------------

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from                to
                                      --------------    --------------

       Commission File number       0-7473
                              ---------------------



                              AMEXDRUG CORPORATION
               ---------------------------------------------------
               (Exact name of registrant as specified in charter)



                California                                    95-2251025
--------------------------------------------               -----------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
 or organization

369 South Doheny Dr.,   # 326, Beverly Hills, Ca                  90211
-------------------------------------------------          ------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code          1-310-855-0475
                                               ------------------------------

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

--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                           Page
-----------------                                                           ----

Report of Andersen, Andersen & Strong, Certified Public Accountants          13

Balance Sheet as of June 30, 2000                                            14


Statements of Operations for years ended June 30, 2000 and June 30, 1999     15


Statements of Stockholders' Equity for the year ended June 30, 2000          16

Statements of Cash Flows for the year ended June 30, 2000 and June 30, 1999  17


Notes to Financial Statements                                                19



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

                                                  941 East 3300 South, Suite 202
                                                      Salt Lake City, utah 84106
                                                          Telephone 801-486-0096
                                                                Fax 801-486-0098




Board of Directors
Amexdrug Corporation
Beverly  Hills,  California

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Amexdrug Corporation (development stage company) at June 20, 2000, and the statement of operations, and the stockholders' equity for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amexdrug Corporation at June 30, 2000 and the results of operations for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

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



Salt Lake City, Utah
September 29, 2000                              s/ Andersen Andersen and Strong

                              AMEXDRUG CORPORATION
                           (development stage company)
                                  BALANCE SHEET
                                  June 30, 2000

--------------------------------------------------------------------------------



ASSETS

CURRENT ASSETS

   Cash                                                              $      -
                                                                      ----------

       Total Current Assets                                          $      -
                                                                      ==========

LIABILITIES AND STOCKHOLDERS'
   EQUITY

CURRENT LIABILITIES

   Accounts payable                                                  $    6,850
                                                                      ----------

       Total Current Liabilities                                          6,850
                                                                      ----------

STOCKHOLDERS' EQUITY

   Common stock
       10,000,000 shares authorized, at $0.001 par value,
       1,052,783  shares issued and outstanding                           1,053

   Capital in excess of par value - dated April 25, 2000 - Note 1        (1,053)

    Deficit - dated April 25, 2000 - Note 1                              (6,850)
                                                                      ----------

       Total Stockholders' Deficiency                                    (6,850)
                                                                      ----------


                                                                     $      -
                                                                      ==========


              The accompanying notes are an integral part of these
                             financial statements.

                              AMEXDRUG CORPORATION
                           (development stage company)
                             STATEMENT OF OPERATIONS
                   For the Years Ended June 30, 2000 and 1999

--------------------------------------------------------------------------------



                                                  Jun 30,               Jun 30,
                                                   2000                  1999
                                                -----------          -----------

REVENUES                                        $      --            $      --

EXPENSES                                              6,850                 --
                                                -----------          -----------

NET LOSS                                        $    (6,850)         $      --
                                                ===========          ===========

NET LOSS PER COMMON
   SHARE

       Basic                                    $      (.01)         $      --
                                                -----------          -----------



AVERAGE OUTSTANDING
    SHARES

        Basic                                     1,052,783               52,783
                                                -----------          -----------











              The accompanying notes are an integral part of these
                             financial statements.






                                            AMEXDRUG CORPORATION
                                          (development stage company)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                        For the Year Ended June 30, 2000

---------------------------------------------------------------------------------------------------------------



                                                                                     (Dated  April 25, 2000)
                                                                                      ------  ---------------
                                                          Common Stock              Capital in
                                                     -----------------------        Excess of       Accumulated
                                                      Shares         Amount         Par Value         Deficit
                                                     ---------      --------        ---------       -----------


Balance June  30, 1999                                  49,106            49             (49)              -


Provision for additional common shares
   resulting from reverse stock split -
   April  25, 2000 - Note 1                              3,677             4              (4)              -

Issuance of common shares for cash -
   April 25, 2000 - Note 1                           1,000,000         1,000          (1,000)              -
                                                     ---------      --------        ---------        ---------

Net operating loss for the year ended
    June 30, 2000 - Note 1                                  -              -                -         (6,850)


Balance June 30, 2000                                1,052,783      $  1,053        $ (1,053)        $ (6,850)
                                                     =========      ========        =========         ========









                          The accompanying notes are an
                  integral part of these financial statements.





                              AMEXDRUG CORPORATION
                           (development stage company)
                             STATEMENT OF CASH FLOWS


               For the Year Ended June 30, 2000 and June 30, 1999

--------------------------------------------------------------------------------


                                                          Jun 30,       Jun 30,
                                                           2000           1999
                                                          -------       --------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                               $(6,850)      $   --

       Adjustments to reconcile net loss to
       net cash provided by operating
       activities

            Change in accounts payable                      6,850           --


          Net Cash From Operations                           --             --
                                                          -------       --------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                                --             --
                                                          -------       --------

CASH FLOWS FROM FINANCING
   ACTIVITIES
                                                             --             --
                                                          -------       --------

   Net Increase (Decrease) in Cash                           --             --

   Cash at Beginning of Period                               --             --
                                                          -------       --------

   Cash at End of Period                                  $  --         $   --
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