Form 10KSB
period 2001-06-30
AMEXDRUG CORP
filed 2001-07-20
CIK 45621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


     For the fiscal year ended        June 30, 2001
                                ---------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                 to
                                    ---------------    ------------------

     Commission File number      0-7473
                            -------------------

                              AMEXDRUG CORPORATION
               ---------------------------------------------------
               (Exact name of registrant as specified in charter)


        California                                            95-2251025
-------------------------------                          --------------------
State or other jurisdiction of                        (I.R.S. Employer I.D. No.)
incorporation  or organization

369 South Doheny Dr.,   # 326, Beverly Hills, Ca              90211
-------------------------------------------------      -----------------------
   (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code           1-310-855-0475
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

 (1) Yes [x]   No [  ]                             (2)  Yes [x]    No [  ]

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

At June 30, 2001, the aggregate market value of the voting stock held by non affiliates is undeterminable and is considered to be 0. During the past two years there has been no trading on any exchange or over the counter.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 2001, the registrant had 1,052,783 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------



                                                                            Page
                                                                            ----
PART I
------

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


                                      None


--------------------------------------------------------------------------------

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------


During the past two years through June 30, 2000 there has been no trading of the Company's capital stock. On April 24, 2000 the Company issued 1,000,000 common shares of its capital stock in connection with the bankruptcy reported in the form 8K filed in September 2000. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2001 the Company had approximately 151 shareholders.

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

--------------------------------------------------------------------------------

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------


The following table as of June 30, 2001, includes the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name            Age     Position                  Director and/or Officer Since
----            ---     --------                  ------------------------------
Jack Amin       42      President and Director    April  2000


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

The following table as of June 30, 2001, includes the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.


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
Jack Amin        President and Director           Form 3


--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended June 30, 2001.

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

--------------------------------------------------------------------------------

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------


The following table as of June 30, 2001, includes the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,052,783 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

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

--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                                    Page
-----------------                                                                    ----
Report of Andersen, Andersen & Strong, Certified Public Accountants                   13

Balance Sheet as of June 30, 2001                                                     14

Statements of Operations for years ended June 30, 2001 and June 30, 2000 and the
     period April 25, 2000 to June 30, 2001                                           15

Statements of Stockholders' Equity for the two years ended June 30, 2001              16

Statements of Cash Flows for the years ended June 30, 2001 and June 30, 2000
   and the period April 25, 2000 to June 30, 2001                                     17

Notes to Financial Statements                                                         19


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

                                AMEXDRUG CORPORATION


Date:  7/20/2001            By  /s/ Jack Amin
                                -----------------------------------------------
                                Jack Amin, President and Director

ANDERSEN ANDERSEN & STRONG, L.C.
--------------------------------
Certified Public Accountants and Business Consultants

Member SEC Practice Section of the AICPA          941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
                                                                Fax 801 486-0098



Board of Directors
Amexdrug Corporation
Beverly  Hills,  California

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Amexdrug Corporation (development stage company) at June 20, 2001, and the statement of operations, and the stockholders' equity for the years ended June 30, 2001 and 2000 and the period April 25, 2000 (date of inception of development stage) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amexdrug Corporation at June 30, 2001 and the results of operations for the years ended June 30, 2001 and 2000 and the period April 25, 2000 to June 30, 2001, in conformity with generally accepted accounting principles.

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


Salt Lake City, Utah
 July 25, 2001                                s/ Andersen Andersen and Strong LC

                              AMEXDRUG CORPORATION
                           (development stage company)
                                  BALANCE SHEET
                                  June 30, 2001

--------------------------------------------------------------------------------



ASSETS

CURRENT ASSETS

   Cash                                                              $      -
                                                                     -----------

       Total Current Assets                                          $      -
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related party                                  $   11,247
                                                                     -----------

       Total Current Liabilities                                         11,247
                                                                     -----------

STOCKHOLDERS' EQUITY

   Common stock
       10,000,000 shares authorized, at $0.001 par value,
       1,052,783  shares issued and outstanding                           1,053

   Capital in excess of par value - dated April 25, 2000 - Note 1        (1,053)

    Deficit - dated April 25, 2000 - Note 1                             (11,247)
                                                                     -----------

       Total Stockholders' Deficiency                                   (11,247)
                                                                     -----------

                                                                     $      -
                                                                     ===========


   The accompanying notes are an integral part of these financial statements.

                              AMEXDRUG CORPORATION
                           (development stage company)
                             STATEMENT OF OPERATIONS
            For the Years Ended June 30, 2001 and 2000 and the Period
     April 25, 2000 (date of inception of development stage) to June 30, 200

--------------------------------------------------------------------------------



                                  Jun 30,            Jun 30,        Apr  25, to
                                   2001               2000         Jun 30, 2001
                                -----------       -----------      ------------

REVENUES                        $      --         $      --         $      --

EXPENSES                              4,397             6,850            11,247
                                -----------       -----------       -----------

NET LOSS                        $    (4,397)      $    (6,850)      $   (11,247)
                                ===========       ===========       ===========

NET LOSS PER COMMON
   SHARE

       Basic                    $      --         $      --
                                -----------       -----------



AVERAGE OUTSTANDING
    SHARES

        Basic                     1,052,783         1,052,783
                                -----------       -----------










   The accompanying notes are an integral part of these financial statements.






                                             AMEXDRUG CORPORATION
                                          (development stage company)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 For the Period June 30, 1999 to June 30, 2001

-------------------------------------------------------------------------------------------------------------



                                                                                    (Dated  April 25, 2000)
                                                                                Capital in
                                                         Common Stock           Excess of        Accumulated
                                                      Shares       Amount       Par Value          Deficit
                                                      ------       ------       ---------       -------------
Balance June  30, 1999                                  49,106         49             (49)              -


Provision for additional common shares
   resulting from reverse stock split -
   April  25, 2000 - Note 1                              3,677          4              (4)              -

Issuance of common shares for cash paid into
   bankruptsy court - April 25, 2000 - Note 1        1,000,000      1,000          (1,000)              -

Net operating loss for the year ended
    June 30, 2000 - Note 1                                  -           -                -         (6,850)


Balance June 30, 2000                                1,052,783      1,053          (1,053)          (6,850)

Net operating loss for the year ended
    June 30, 2001 - Note 1                                  -           -                -          (4,397)


Balance June 30, 2001                                1,052,783    $ 1,053        $ (1,053)       $ (11,247)
                                                     =========     ======          =======        =========









                  The accompanying notes are an integral part of these financial statements.






                                                     -16-

                              AMEXDRUG CORPORATION
                           (development stage company)
                             STATEMENT OF CASH FLOWS
       For the Years Ended June 30, 2001 and June 30, 2000 and the Period
    April 25, 2000 (date of inception of development stage) to June 30, 2001

--------------------------------------------------------------------------------

                                                Jun 30,    Jun 30,   Apr 25, to
                                                 2001       2000    Jun 30, 2001
                                               --------    -------- ------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                    $ (4,397)   $ (6,850)   $(11,247)

       Adjustments to reconcile net loss to
       net cash provided by operating
       activities

            Change in accounts payable            4,397       6,850      11,247


          Net Cash From Operations                 --          --          --
                                               --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                      --          --          --
                                               --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES
                                                   --          --          --
                                               --------    --------    --------

   Net Increase (Decrease) in Cash                 --          --          --

   Cash at Beginning of Period                     --          --          --
                                               --------    --------    --------

   Cash at End of Period                       $   --      $   --      $   --
                                               ========    ========    ========










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

                              AMEXDRUG CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
------------

For the year ended June 30, 2001 the Company had a post-bankruptcy net operating loss carry forward of $11,247. The tax benefit of $3,374 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2021.

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

4.  RELATED PARTY TRANSACTIONS

Related parties have acquired 95% of the outstanding common capital stock.

Related parties have advanced $11,247 to the Company for operating expenses.