Form 10QSB
period 2001-09-30
AMEXDRUG CORP
filed 2001-11-08
CIK 45621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended        September  30, 2001
                               ------------------------------


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934


For the transition period from _________ to ________



Commission File number         1-10304
                       -----------------------


                              AMEXDRUG CORPORATION
         --------------------------------------------------------------
               (Exact name of registrant as specified in charter)

          California                                            95-2251025
-------------------------------                                -------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

369 South Doheny Dr., Suite 326, Beverly Hill, Ca.                   90211
--------------------------------------------------              --------------
(Address of principal executive offices)                           (Zip Code)

                                 1-310-855-0475
                            ------------------------
               Registrant's telephone number, including area code


                        ------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

            Class                           Outstanding as of September 30, 2001
          ---------                         ------------------------------------
    Common  Stock, $0.001                                1,052,783


                                            INDEX


                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I.

          ITEM 1.     Financial Statements (unaudited).....................................3

                      Balance Sheets.......................................................4
                         September 30, 2001 and June 30, 2001

                      Statements of Operations
                         For the three months  ended September  30, 2001 and 2000 .........5 and the period April 25, 2000 to September 30, 2001

                      Statements of Cash Flows
                          For the three months ended September 30, 2001 and 2000 ..........6 and the period April 25, 2000 to September 30, 2001

                      Notes to Financial Statements........................................7

          ITEM 2.     Plan of Operations...................................................9

PART II



                      Signatures.......................................................... 9


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Amexdrug Corporation ( development stage company) at September 30, 2001 and June 30, 2001, and the related statements of operations, and cash flows for the three months ended September 30, 2001 and 2000 and the period April 25, 2000 to September 30, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.




                                   AMEXDRUG CORPORATION
                               ( Development Stage Company)
                                      BALANCE SHEETS
                           September 30, 2001, and June 30, 2001

----------------------------------------------------------------------------------------


                                                                    Sept 30,     Jun 30,
                                                                      2001        2001
                                                                    --------    --------
ASSETS

CURRENT ASSETS

   Cash                                                             $   --      $   --
                                                                    --------    --------

        Total Current Assets                                        $   --      $   --
                                                                    ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related party                                 $ 13,805    $ 11,247
                                                                    --------    --------

        Total Current Liabilities                                     13,805      11,247
                                                                    --------    --------


STOCKHOLDERS' EQUITY

   Common stock
        10,000,000 shares authorized, at $0.001 par value;
        1,052,783 shares issued and outstanding                        1,053       1,053

   Capital in excess of par value - dated April 25, 2000 - Note 1     (1,053)     (1,053)

   Deficit  accumulated during the development stage - dated
        April 25, 2000 - Note 1                                      (13,805)    (11,247)
                                                                    --------    --------

        Total Stockholders' Deficiency                               (13,805)    (11,247)
                                                                    --------    --------

                                                                    $   --      $   --
                                                                    ========    ========


   The accompanying notes are an integral part of these financial statements.




                              AMEXDRUG CORPORATION
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
     For the Three Months Ended September 30, 2001, and 2000 and the Period
  April 25, 2000 (Date of Inception of Development Stage) to September 30, 2001

--------------------------------------------------------------------------------


                               Three Months
                       --------------------------
                          Sept 30,       Sept 30,    Apr 25, 2000 to
                           2001           2000       Sept  30, 2001
                       -----------    -----------   ---------------
REVENUES               $      --      $      --     $          --

EXPENSES                     2,558           --              13,805
                       -----------    -----------   ---------------

NET LOSS               $    (2,558)   $      --     $       (13,805)
                       ===========    ===========   ===============




NET LOSS PER COMMON
   SHARE

   Basic               $      --      $      --
                       -----------    -----------



AVERAGE  OUTSTANDING
    SHARES

     Basic               1,052,783      1,052,783
                       -----------    -----------









    The accompanying notes are an integral part of these financial statements



                              AMEXDRUG CORPORATION
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
         For the Three Months Ended September 30, 2001, and 2000 and the
Period April 25, 2000 (Date of Inception of Development Stage) to September 30, 2001

-------------------------------------------------------------------------------------


                                                                         Apr 25, 2000
                                                    Sept 30,   Sept 30,   to Sept 30,
                                                     2001       2000         2001
                                                   --------    -------   -----------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                        $ (2,558)   $  --     $   (13,805)


       Adjustments to reconcile net loss to
       net cash provided by operating activities


          Changes in accounts payable                 2,558       --          13,805


          Net Cash Used in Operations                  --         --            --
                                                   --------    -------   -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                       --         --            --
                                                   --------    -------   -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES
                                                       --         --            --
                                                   --------    -------   -----------

   Net Increase (Decrease) in Cash                     --         --            --

   Cash at Beginning of Period                         --         --            --
                                                   --------    -------   -----------

   Cash at End of Period                           $   --      $  --     $      --
                                                   ========    =======   ===========





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

The bankruptcy settlement included a name change from "Harlyn Products Inc." to "Amexdrug Corporation", a change in officers, a change in the par value of the common shares from $.10 to $.001, a cancellation of the authorized and any outstanding preferred shares, a reverse common stock split of one hundred shares of outstanding stock for one share, and the issuance of 1,000,000 post split common shares in exchange for $100,000 which was paid into the bankruptcy court. The total of the post split outstanding shares, following completion of the terms of the settlement, was 1,052,783. Amended articles of incorporation completing the terms of the bankruptcy was filed by the trustee on June 22, 2000.

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


Income Taxes
------------

On September 30, 2001 the Company had a post-bankruptcy net operating loss carry forward of $13,805. The tax benefit of approximately $4,141 from the carry forward have been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2022.

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

3.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company however the Company does not have the working capital necessary to service its debt and to be successful in this effort.

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

                                                      AMEXDRUG  CORPORATION
                                                      [Registrant]


                                                      /s/ Jack Amin
                                                      --------------------------
                                                      Jack Amin - President
November 7, 2001