Form 10KSB
period 2001-12-31
AMEXDRUG CORP
filed 2002-04-01
CIK 45621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended       December 31, 2001
                                   -------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _______________ to _________________

         Commission File number      0-7473
                                -------------------


                              AMEXDRUG CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


        Nevada                                               95-2251025
--------------------------------                      ------------------------
State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation  or organization

8909 West Olympic Blvd., Suite 112, Beverly Hills, CA          90211
-----------------------------------------------------       ------------
   (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code       (310) 855-0475
                                                --------------------------

Website:  www.amwdrug.com
         -----------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                 Name of each exchange on which registered
       None                                              None
-------------------                 -----------------------------------------

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

 (1) Yes [x]   No [  ]                             (2)  Yes [x]    No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $21,254,081

State the aggregate market value of the voting stock held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At March 28, 2002, the aggregate market value of the voting stock held by non affiliates was $763,329.42, based upon only 217,783 shares held by non-affiliates, and the average of the bid price ($1.01 per share) and the asked price ($6.00 per share) of $3.505 per share.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 25, 2002, the registrant had 8,052,783 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
                                                                           ----
PART I
------

ITEM 1.    DESCRIPTION OF BUSINESS.......................................... 4

ITEM 2.    DESCRIPTION OF PROPERTIES........................................13

ITEM 3.    LEGAL PROCEEDINGS................................................14

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS................14


PART II
-------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........15

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........16

ITEM 7.    FINANCIAL STATEMENTS.............................................18

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE......................................28


PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE
              ACT...........................................................29

ITEM 10.   EXECUTIVE COMPENSATION...........................................31

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT....................................................32

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................33

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.................................34

                                     PART I

MANY STATEMENTS MADE IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT ARE NOT BASED ON HISTORICAL FACTS. ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MAY VARY MATERIALLY.

------------------------------------------------------------------------------
                         ITEM 1. DESCRIPTION OF BUSINESS
------------------------------------------------------------------------------

General

Amexdrug Corporation, a Nevada corporation, is primarily a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements. Amexdrug Corporation distributes its products primarily to independent pharmacies in the western and southeastern regions of the United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers. Over the next several months, Amexdrug Corporation anticipates expanding its market area to include other regions in the continental United States.

References in this report to "we," "our," "us," the "Company" and "Amexdrug" refer to Amexdrug Corporation and also to our subsidiary, Allied Med, Inc. where appropriate.

Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,052,783 are issued and outstanding.

Significant acquisitions

                                Allied Med, Inc.
                                ----------------

On December 31, 2001, Amexdrug acquired all of the issued and outstanding common shares of Allied Med, Inc., an Oregon corporation ("Allied") in a share exchange. Amexdrug acquired the 50,000 issued and outstanding shares of Allied Med, Inc. from its sole shareholder, Jack Amin, in exchange for 7,000,000 restricted common shares of Amexdrug, and Amexdrug assumed responsibility for payment of a $100,000 promissory note and accrued interest thereon owned by Mr. Amin to Allied Med, Inc. At all times during the negotiations of the transaction, Mr. Amin was an officer, director and controlling shareholder of both companies. Allied Med, Inc. is sometimes referred to herein as "Allied".

Consideration for the acquisition was determined through negotiations between the boards of directors of both companies and was based on Allied's past operating history and future potential growth.

Allied was formed as an Oregon corporation in October 1997, to operate as a full line wholesaler of pharmaceuticals, over-the-counter and non-drug products and health and beauty aids. In 1998, Allied's gross sales were approximately $2.8 million. In 1999, Allied's gross sales exceeded $5 million.

In 2000, Allied's gross sales exceeded $8 million. In 2001, Allied's gross sales were approximately $21.2 million.

As discussed herein, Amexdrug has assumed the operations of Allied as its primary operations, and Amexdrug intends to build on the wholesale pharmaceutical operations of Allied. All future operations in the wholesale pharmaceutical industry will be conducted through Allied.

Industry trends

                      Pharmaceutical and healthcare markets

According to IMS Health, a company specializing in information services for the pharmaceutical and health care industries, the United States is the world's largest pharmaceutical market, with 2000 sales of $150 billion, including diagnostics and over-the-counter drugs. That figure is expected to rise to $263 billion in 2005, a projected compound annual growth rate of 11.8%. This continued growth rate of the sales of pharmaceutical products was attributed to a number of factors including:

          . the value added by the introduction of new drugs into the marketplace, which more than offsets the value lost by medications losing patent protection;
          . new patterns of drug lifestyle management, resulting in higher sales occurring earlier in the life cycle of a medication;
          . increased money spent on direct-to-consumer marketing initiatives; and
          . an unprecedented period of investment by pharmaceutical companies worldwide.

Amexdrug believes that, currently, the pharmaceutical and health care product markets are serviced primarily by traditional full-line wholesalers.

                                    Internet

The Internet has emerged as the fastest growing communications medium in history and is dramatically changing how businesses and individuals communicate and share information. International Data Corporation estimates that the number of Internet users will grow from 97 million at the end of 1998 to 320 million by 2002. The Internet has created new opportunities for conducting commerce, such as business-to-consumer and person-to-person e-commerce. Recently, the widespread adoption of intranets and the acceptance of the Internet as a business communications platform has created a foundation for business-to-business e-commerce that offers the potential for organizations to streamline complex processes, lower costs and increase productivity. Internet-based business-to-business e-commerce may be poised for rapid growth and could represent a significantly larger opportunity than business-to-consumer or person-to- person e-commerce. According to Gartner Group, worldwide business-to-business Internet revenue was $433.3 billion in 2000, and in 2001 that total was projected to reach $919 billion. North America accounted for 59% of the worldwide total in 2000, with business-to-business Internet commerce totaling $255 billion, and is anticipated to represent 52% of the projected $480 billion in 2001. By 2005, worldwide business-to-business Internet commerce is expected to be more than $8.5 trillion, and the North American region will total $3.6 trillion, which will be 42% of the overall market. Amexdrug hopes, although it cannot guarantee, that it will benefit from this growth.

The dynamics of business-to-business e-commerce relationships differ significantly from those of other e-commerce relationships. Business-to-business e-commerce solutions frequently automate processes that are fundamental to a business' operations by replacing various paper-based transactions with electronic communications. In addition, business-to-business e-commerce solutions must often be integrated with a customer's existing systems, a process that can be complex, time-consuming and expensive. Consequently, selection and implementation of a business-to-business e-commerce solution represents a significant commitment by the customer, and the costs of switching solutions are high. In addition, because business transactions are typically recurring and non-discretionary, the average order size and lifetime value of a business-to-business e-commerce customer is generally greater than that of a business-to-consumer e-commerce customer. These solutions are likely to be most readily accepted by industries characterized by a large number of buyers and sellers, a high degree of fragmentation among buyers, sellers or both, significant dependence on information exchange, large transaction volume and user acceptance of the Internet.

Objectives and strategy

Amexdrug's key business objective is to become a leading full-line wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements, with an emphasis on online sales.

To accomplish this objective, Amexdrug plans to:

          .    market its name, products and services to create brand
               recognition and generate and capture traffic on its websites;
          .    provide quality products at competitive prices and efficient service;
          .    develop strategic relationships that increase Amexdrug's
               product offerings; and
          .    attract and retain exceptional employees.

Sales and marketing, customer service and support

Our products are sold both through traditional wholesale distribution lines and e-commerce venues, including our website, www.amwdrug.com. We believe our e-commerce, business-to-business model will allow the Company to leverage its existing wholesale distribution business, thus increasing its ability to effectively market and distribute its products. The Company uses a variety of programs to stimulate demand for its products and increase traffic to its websites, including a direct sales force, telemarketing, blast faxing and advertising.

                                  Direct sales

The Company maintains employees to act as its direct sales force to target organizations that buy and sell the products it carries.

                                  Telemarketing

The Company maintains an in-house telemarketing group for use in customer prospecting, lead generation and lead follow-up.

                                  Blast faxing

The Company has an automated system which it uses to fax weekly updates to its customers informing them of special offers during the week.

                                   Advertising

The Company advertises in trade journals, and at trade shows, and the Company will seek to engage in co-branding arrangements in the future. In addition to strategic agreements and traditional advertising, the Company, will, as revenue allows, implement online sales and marketing techniques in an attempt to increase brand recognition and direct traffic to its website. Some of these techniques may include banner ads on search engine websites and Internet directories, direct links from healthcare home pages, and mass e-mailings.

                          Customer service and support

Amexdrug believes that it can establish and maintain long-term relationships with its customers and encourage repeat visits if, among other things, the Company has excellent customer support and service. The Company currently offers information regarding its products and services and answers customer questions about the ordering process, and investigates the status of orders, shipments and payments. A customer can access the Company by fax or e-mail by following prompts located on the Company's website or by calling the Company's toll-free telephone line.

                              Promotion of website

As revenue allows, the Company will promote, advertise and increase recognition of its website through a variety of marketing and promotional techniques, including:

          .    developing co-marketing agreements with major online sites and services;
          .    enhancing online content and ease of use of its website;
          .    enhancing customer service and technical support;
          .    advertising in trade journals and at industry trade shows;
          .    conducting an ongoing public relations campaign; and
          .    developing other business alliances and partnerships.

Distribution

The Company distributes products from its facility in Portland, Oregon. The Company fills orders with a combination of existing inventory and products it orders from suppliers. Currently, customers are receiving their products within 24 to 48 hours of order placement. As funds allow, the Company will increase its in-house inventory of products to allow for shorter delivery times.

Purchasing

The Company purchases its products primarily from manufacturers and secondarily from other wholesalers and distributors. The Company's purchasing department constantly monitors the market to take advantage of periodic volume discounts, market discounts and pricing changes.

Technology and security

The Company website is hosted and maintained by a third party. This provider delivers a secure platform for server hosting, including various safety features to protect the information residing in its servers. Moreover, the Company does not release information about its customers to third parties without the prior written consent of its customers unless otherwise required by law.

Notwithstanding these precautions, the Company cannot assure that the security mechanisms will prevent security breaches or service breakdowns. Despite the implemented security measures, servers can be vulnerable to computer viruses, physical or electronic break- ins or other similar disruptions. Such a disruption could lead to interruptions or delays in service, loss of data, or an inability to accept and fulfill online customer orders. Any of these events could materially affect the Company's business.

Management information system

The Company's information system is maintained on an IBM AS 400 platform. The accounting information for sales, purchases, perpetual inventory transactions, cash receipts and disbursements and sophisticated management reports are provided timely for analytical and bookkeeping purposes. Also, the order entry system was designed specifically for the Company and allows its customers to order product 24 hours per day either via fax, internet or phone modem. The system provides data to management enabling it to review sales trends and customer base, monitor inventory levels, credit and collection issues, and purchasing frequency and cost anticipation. Communication and availability of data is possible through a local area network ring.

Competition

Amexdrug faces strong competition both in price and service from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains and from manufacturers engaged in direct distribution. Many of our current and potential competitors have longer operating histories and much larger customer bases than we have. In addition, many of our competitors have greater brand recognition and significantly greater financial, marketing and other resources. To compete successfully, we have had to constantly monitor our competitive situation and develop strategies to allow us to compete with other companies who are able to:

          .    secure merchandise from vendors on more favorable terms;
          .    devote greater resources to marketing and promotional campaigns;
               and
          .    adopt more aggressive pricing or inventory availability policies.

In addition, many of our competitors have developed or may be able to develop e-commerce operations that compete with our e-commerce operations, and may be able to devote substantially more resources to website development and systems development than we do. The online commerce market is new, rapidly evolving and intensely competitive. The Company expects competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new websites at relatively low cost. The Company believes that the critical success factors for companies seeking to create Internet business-to-business e-commerce solutions include the following:

          .    breadth and depth of product offerings;
          .    brand recognition;
          .    depth of existing customer base; and
          .    ease of use and convenience.

Unlike other well-publicized product categories such as online book or compact disc retailing, there is no current market leader in its online business-to-business market segment. The Company's immediate goal is to position itself as a leading business-to-business e-commerce and online trade exchange provider for, pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. To that end, we believe that our early entry into the online market may enable us to establish critical competitive advantages over future competitors. We believe that such competitive advantages include:

          .    the establishment of a recognizable brand;
          .    the development of online marketing and media relationships;
          .    the development of important relationships with manufacturers, distributors, wholesalers and content providers; and
          .    exposure to an existing customer base.

However, competitive pressures created by any one of its current or future competitors, or by its competitors collectively, could materially affect the Company's business. We believe that the principal competitive factors in its market are and will be:

         . brand recognition             . selection
         . speed and accessibility       . customer service
         . quality of site content       . reliability and speed of
                                           fulfillment
         . convenience                   . price

Government regulations and legal uncertainties

                              Healthcare regulation
                              ---------------------

The manufacturing, packaging, labeling, advertising, promotion, distribution and sale of most of the products we distribute are subject to regulation by numerous governmental agencies, particularly the United States Food and Drug Administration, which regulates most of the products we distribute under the Federal Food, Drug and Cosmetic Act, and the United States Federal Trade Commission, which regulates the advertising of many of the products we distribute under the Federal Trade Commission Act. The products we distribute are also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Department of Environmental Regulation and the Occupational Safety and Health Administration. The manufacturing, labeling and advertising of the products we distribute is also regulated by the Occupational Safety and Health Administration through various state and local agencies.

Furthermore, Amexdrug and/or its customers are subject to extensive licensing requirements and comprehensive regulation governing various aspects of the healthcare delivery system, including the so called "fraud and abuse" laws. The fraud and abuse laws preclude:

          . persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare or Medicaid, and
          . physicians from making referrals to certain entities with which they have a financial relationship.

The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretations. Significant criminal, civil and administrative sanctions may be imposed for violation of these laws and regulations.

The Company's advertising of dietary supplement products is also subject to regulation by the Federal Trade Commission under the Federal Trade Commission Act, in addition to state and local regulation. The Federal Trade Commission Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The Federal Trade Commission Act also provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the Federal Trade Commission's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made.

Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this Federal Trade Commission requirement, the Company is required to have adequate substantiation for all material advertising claims made for its products.

The Company may be subject to additional laws or regulations by the Food and Drug Administration or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act of 1994, or more stringent interpretations of current laws or regulations, from time to time in the future. We cannot predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. The Food and Drug Administration or other governmental regulatory bodies could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a material and adverse effect on our business.

The products we distribute function within the structure of the healthcare financing and reimbursement system of the United States. As a result of a wide variety of political, economic and regulatory influences, this system is currently under intense scrutiny and subject to fundamental changes. In recent years, the system has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. In addition, a variety of new approaches have been proposed to continue to reduce cost, including mandated basic healthcare benefits and controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods and that public debate with respect to these issues will likely continue in the future. Because of uncertainty regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted, or what impact they may have on the Company. The Company expects the healthcare industry to continue to change significantly in the future. Some of these changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing the privacy of patient information, or the delivery of pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to greatly reduce the amount of the Company's products and services they purchase or the price they are willing to pay for the products we distribute. Changes in pharmaceutical manufacturers' pricing or distribution policies could also significantly reduce our income.

While the Company uses its best efforts to adhere to the regulatory and licensing requirements, as well as any other requirements affecting the products we distribute, compliance with these often requires subjective legislative interpretation. Consequently, we cannot assure that our compliance efforts will be deemed sufficient by regulatory agencies and commissions enforcing these requirements. Violation of these regulations may result in civil and criminal penalties, which could materially and adversely affect our operations.

                               Internet regulation
                               -------------------

Few laws currently regulate the Internet. Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may cover issues such as:

           . user privacy             . distribution
           . pricing                  . taxation
           . content                  . characteristics and quality of
                                        products
           . copyrights               . services

Laws and regulations directly applicable to electronic commerce or Internet communications are becoming more prevalent. We believe that our use of third party material on our website is permitted under current provisions of copyright law. Because legal rights to certain aspects of Internet content and commerce are not clearly settled, our ability to rely upon exemptions or defenses under copyright law is uncertain. Also, although not yet enacted, Congress is considering laws regarding Internet taxation. In addition, various jurisdictions already have enacted laws that are not specifically directed to electronic commerce but that could affect its business. The applicability of many of these laws to the Internet is uncertain and could expose the Company to substantial liability. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could materially and adversely affect the Company. If the Company were alleged to violate federal, state or foreign, civil or criminal law, even if the Company could successfully defend such claims, it could materially and adversely affect the Company.

Additionally, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Furthermore, local telephone carriers have petitioned the Federal

Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. If either of these petitions are granted, the costs of communicating on the Internet could increase substantially. This, in turn, could slow the growth of use of the Internet. Any such legislation or regulation could materially and adversely affect its business, financial condition and operating results.

Proprietary rights

We believe that protecting the Company's trademarks and registered domain name is important to our business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of the Company's products. To protect our proprietary rights, the Company will rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors and customers. Despite such protections, however, we may be unable to fully protect our intellectual property.

Dependence on major supplier

During the years ended December 31, 2001 and 2000, purchases from one of our suppliers accounted for 84% and 63% of our total purchases, respectively. We presently enjoy a good relationship with this supplier. If for any reason our business with this supplier was interrupted or discontinued in the future, we would be able to acquire most, if not all, of the same products from other suppliers at similar competitive prices.

No dependence on major customers

Not one of our customers accounted for more than 10% of our sales during either of the years ended December 31, 2001 or 2000.

Employees

The Company currently employs 7 employees. Labor unions do not represent any of these employees. The Company considers its employee relations to be good. Competition for qualified personnel in its industry is intense, particularly for technical staff responsible for marketing, advertising, web development, and general and administrative activities.

Employees will be permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible.

Physical facilities

The Company's principal business operations are housed in 800 square feet of office space and 1,200 square feet of warehouse space in Portland, Oregon. The Company leases this space under a two-year lease agreement. Rent for the first year, which expires April 30, 2003, is $1,528 per month. Rent for the second year is $1,563 per month. The lease expires in April 2004. The Company is currently negotiating a one year extension of its lease. The Company believes this space will be sufficient for the next twelve months.

The Company's principal executive offices are located in Beverly Hills, California. The Company leases approximately 800 square feet of office space for $925 per month. This space is leased on a month to month basis. The

Company believes this space will be sufficient for at least the next twelve months.

Company history prior to the acquisition of Allied Med, Inc.

The Company was incorporated under the laws of the State of California on April 30, 1963 with authorized common stock of 10,000,000 shares at a par value of $.10 and 1,000,000 preferred shares with a par value of $1.00 under the name of Harlyn Products, Inc. Harlyn Products, Inc. was engaged in the business of selling jewelry to department stores and retail jewelry stores.

On March 21, 1997 the Company filed for bankruptcy in the United States Bankruptcy Court, Central District of California in the Los Angeles Division under Chapter 11, with Howard M. Ehrenberg as trustee, and emerged from bankruptcy on April 25, 2000 under Chapter 7 with no remaining assets or liabilities.

Pursuant to the bankruptcy settlement, the name of the Company was changed to Amexdrug Corporation. The bankruptcy settlement also resulted in a change in officers and directors of the Company. The settlement also provided that the par value of the common shares of the Company be reduced from $.10 to $.001, the authorized and any outstanding preferred shares were canceled, the outstanding common stock was reverse split on a one hundred shares for one share basis and 1,000,000 post reverse split common shares were issued to Jack Amin, currently the President and a director of the Company, in exchange for $100,000 which was paid into the bankruptcy court. The total of the post reverse split outstanding shares, following completion of the terms of the settlement, was 1,052,783.

Amended Articles of Incorporation completing the terms of the bankruptcy were filed by the trustee in the State of California on June 22, 2000.

Solely for the purpose of changing domicile from California to Nevada, on December 12, 2001, Amexdrug Corporation, a California corporation, entered into a certain Merger Agreement with a newly formed, wholly-owned subsidiary Nevada corporation named Amexdrug Corporation. The Nevada corporation had been incorporated on December 4, 2001. As a result of the merger, which became effective on December 17, 2001, the Company became a Nevada corporation and the separate existence of the California corporation ceased. At the time of the merger, the Company changed its fiscal year end from June 30 to December 31.

--------------------------------------------------------------------------------
                        ITEM 2. DESCRIPTION OF PROPERTIES
--------------------------------------------------------------------------------

Operating facilities

Amexdrug's operating facilities are located at 2519 North Hayden Island Drive, Portland, Oregon 97217. Amexdrug leases approximately 2,000 square feet of building space for its operating facilities, which includes four offices in approximately 800 square feet and a warehouse that occupies the remaining 1,200 square feet.

Amexdrug leases its operating facilities under an operating lease from an unrelated third party. The present lease will expire in April 2004. The monthly rental payment under this lease is approximately $1,528 with a $35 per month increase scheduled to take place in April 2003. We believe this space will be sufficient for the next twelve months.

Executive offices

Amexdrug's executive offices are located at 8909 W. Olympic Boulevard, Suite 112, Beverly Hills, California 90211, and consists of three offices and a reception area comprising approximately 800 square feet.

Amexdrug leases its executive facilities on a month to month basis under an oral lease agreement from an unrelated third party. The monthly lease payment under this lease is $925.00.

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Except as described below:

          . Amexdrug is not a party to any material pending legal proceedings;
          . Amexdrug's property is not subject to any material pending legal proceedings; and
          . to the best of Amexdrug's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against Amexdrug.

Amexdrug Corporation, a California corporation, was subject to a bankruptcy proceeding filed in March 1997 as described in the Company's current report on Form 8-K filed September 26, 2000. The Company emerged from bankruptcy in April, 2000.

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report. The merger which occurred in December 2001 to change the Company's domicile from California to Nevada was accomplished without a vote of the public company's shareholders, as permitted by applicable corporate law.

                                     PART II

--------------------------------------------------------------------------------
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Market information

Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers' OTC Bulletin Board under the ticker symbol "AXRX". The shares are thinly traded and a limited market presently exists for the shares. The following table describes, for the respective periods indicated, the prices of Amexdrug common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The prices have been adjusted to reflect a 1 for 100 reverse split of Amexdrug's common stock which occurred August 3, 2001. The quotations have been provided by market makers in common stock and/or Pink Sheets LLC. The prices have been adjusted to reflect a 1 for 100 reverse split of Amexdrug's common stock which occurred August 3, 2001.

Quarter ended                 High bid          Low bid
-------------                 --------          -------
March 31, 2000                 $0.10             $0.10
June 30, 2000                  $0.10             $0.10
September 30, 2000             None              None
December 31, 2000              $0.10             $0.10
March 31, 2001                 $1.50             $0.10
June 30, 2001                  $6.00             $2.70
September 30, 2001             $3.00             $0.10
December 31, 2001              $0.50             $0.25

Holders

The number of record holders of Amexdrug's common stock as of March 25, 2002 is approximately 189.

Dividends

Amexdrug has not declared any cash dividends with respect to its common stock during the last two fiscal years, and we do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, Amexdrug's ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

Recent sales of unregistered securities

During the past three years, Amexdrug has sold the following shares of its common stock without registering them under the Securities Act of 1933:

         1. On April 25, 2000, the Bankruptcy Court approved the sale of 1,000,000 shares of Amexdrug's common stock for $100,000 paid by Jack Amin. Mr. Amin borrowed the $100,000 from Allied Med, Inc.

         2. On December 31, 2001, Jack Amin exchanged all of the issued and outstanding shares of Allied Med, Inc. to Amexdrug for 7,000,000 shares of Amexdrug common stock. In addition, Amexdrug assumed the obligation of Mr.

Amin to pay a $100,000 note payable to Allied Med, Inc., and all accrued interest thereon.

With respect to both of the sales of Amexdrug common stock described above, Amexdrug relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by Amexdrug.

In both private offerings, the securities were sold directly by Amexdrug through its officers and directors without the payment of any commissions or other offering compensation. No underwriters were engaged to sell the securities offered.

--------------------------------------------------------------------------------
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Overview

The Company was incorporated under the laws of the State of California on April 30, 1963 with authorized common stock of 10,000,000 shares at a par value of $.10 and 1,000,000 preferred shares with a par value of $1.00 under the name of Harlyn Products, Inc. Harlyn Products, Inc. was engaged in the business of selling jewelry to department stores and retail jewelry stores.

Solely for the purpose of changing domicile from California to Nevada, on December 12, 2001, Amexdrug Corporation, a California corporation, entered into a certain Merger Agreement with a newly formed, wholly-owned subsidiary Nevada corporation named Amexdrug Corporation. The Nevada corporation had been incorporated on December 4, 2001. As a result of the merger, which became effective on December 17, 2001, the Company became a Nevada corporation and the separate existence of the California corporation ceased. At the time of the merger, the Company changed its fiscal year end from June 30 to December 31.

On December 31, 2001, Amexdrug acquired all of the issued and outstanding common shares of Allied in a share exchange. Amexdrug acquired the 50,000 issued and outstanding shares of Allied Med, Inc. from its sole shareholder, Jack Amin, in exchange for 7,000,000 restricted common shares of Amexdrug and the assumption of a $100,000 promissory note, and all accrued interest thereon owed by Mr. Amin to Allied. At all times during the negotiations of the transaction, Mr. Amin was an officer, director and controlling shareholder of both companies.

Consideration for the acquisition was determined through negotiations between the boards of directors of both companies and was based on Allied's past operating history and future potential growth.

Allied was formed as an Oregon corporation in October 1997, to operate as a full line wholesaler of pharmaceuticals, over-the-counter and non-drug products and health and beauty aids. In 1998, Allied's gross sales were approximately $2.8 million. In 1999, Allied's gross sales exceeded $5 million.

In 2000, Allied's gross sales exceeded $8 million. In 2001, Allied's gross sales were approximately $21.2 million.

As discussed herein, Amexdrug has assumed the operations of Allied as its primary operations, and Amexdrug intends to build on the wholesale pharmaceutical operations of Allied. All future operations in the wholesale pharmaceutical industry will be conducted through Allied.

The accompanying financial information includes the operations of Allied Med, Inc. for all periods presented and the operations of Amexdrug Corporation from April 25, 2000.

Liquidity and capital resources

Amexdrug's current assets as of December 31, 2001 were $1,718,444 compared to $1,278,329 at December 31, 2000. Current liabilities as of December 31, 2001 were $1,839,091 compared to $1,222,015 at December 31, 2000. This increase in current assets was the result of Amexdrug increasing its operations in 2001.

Results of operations

Amexdrug recorded sales of $21,254,081 for the year ended December 31, 2001, an increase of $12,937,048 over the sales of $8,317,033 recorded for the year ended December 31, 2000. Costs of goods sold for the year ended December 31, 2001 was $20,914,880, an increase of $13,034,400 over the $7,880,480 recorded for the year ended December 31, 2000. As a result of the cost of goods sold increasing more than sales, gross profit actually decreased by $97,352 to $339,201 or 1.6% for the year ended December 31, 2001 from the $436,553 or 5.2% recorded for the prior year. Selling, general and administrative expense was $426,993 in the year ended December 31, 2001, an increase of $104,300 from the $322,693 recorded for the year ended December 31, 2000. This increase in selling, general and administrative expense is attributal to an increase in expenses related to the increase in the Company's operations. The Company increased its staff and operations. Net loss for the year ended December 31, 2001 was $92,078, or ($0.01) per share, as compared to net income of $116,485, or $0.01 per share, earned in the year ended December 31, 2000. The Company's net loss in the year ended in December 31, 2001, as compared to its net income of the year ended December 31, 2000 is attributable to the limited profit margins the Company was receiving on its resale products, as well as additional expenses the Company was incurring as a public company.

Forward-looking statements

This document includes various forward-looking statements with respect to future operations of Amexdrug that are subject to risks and uncertainties. Forward-looking statements include the information concerning expectations of future results of operations and such statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, Amexdrug claims the protection of the safe harbor for forward-looking statements contained in the Private Litigation Reform Act of 1995.

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Amexdrug's consolidated audited balance sheet as of December 31, 2001, and Amexdrug's consolidated audited statements of operations, stockholders' equity (deficit), and cash flows for the fiscal years ended December 31, 2001 and 2000 are included below.

                    AMEXDRUG CORPORATION AND ALLIED MED, INC.

                          INDEX TO FINANCIAL STATEMENTS




   Report of Independent Certified Public Accountants.......................F-2

   Consolidated Balance Sheet-- December 31, 2001...........................F-3

   Combined Statements of Operations for the Years Ended December 31,
      2001 and 2000.........................................................F-4

   Combined Statements of Stockholders' Deficit for the Years Ended
      December 31, 2000 and 2001............................................F-5

   Combined Statements of Cash Flows for the Years Ended December 31,
      2001 and 2000.........................................................F-6

   Notes to Consolidated and Combined Financial Statements..................F-7

HANSEN, BARNETT & MAXWELL                                     (801) 532-2200
A Professional Corporation                                Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                          5 Triad Center, Suite 750
                                                      Salt Lake City, Utah 84180
                                                            www.hbmcpas.com


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders
Amexdrug Corporation


We have audited the accompanying consolidated balance sheet of Amexdrug Corporation and subsidiary as of December 31, 2001, and the related combined statements of operations, stockholders' deficit and cash flows of Amexdrug Corporation and Allied Med, Inc. for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Amexdrug Corporation and subsidiary as of December 31, 2001, and the combined results of operations and cash flows of Amexdrug Corporation and Allied Med. Inc. for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/ HANSEN, BARNETT & MAXWELL

                                                     HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 16, 2002


                              AMEXDRUG CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEET
                                       DECEMBER 31, 2001

                                            ASSETS
Current Assets
     Cash ......................................................................$      562,004
     Accounts receivable, net of allowance for doubtful accounts of $61,362 .....      920,716
     Inventory ..................................................................      235,724
                                                                                    ----------

         Total Current Assets ...................................................    1,718,444
                                                                                    ----------

Property And Equipment
     Office and computer equipment ..............................................      119,828
     Leasehold improvements .....................................................       15,700
                                                                                    ----------
                                                                                       135,528

     Less accumulated depreciation ..............................................      (31,346)
                                                                                    ----------

         Net Property and Equipment .............................................      104,182
                                                                                    ----------

Deposits ........................................................................        2,842
                                                                                    ----------

Total Assets  ..................................................................$    1,825,468
                                                                                    ==========


                             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable...........................................................$    1,768,265
     Accrued liabilities ........................................................        1,720
     Accrued settlement obligations .............................................       50,737
     Current portion of capital lease obligations ...............................       18,369
                                                                                    ----------

         Total Current Liabilities ..............................................    1,839,091
                                                                                    ----------

Long-Term Liabilities
     Accrued settlement obligations, net of current portion .....................        7,875
     Capital lease obligations, net of current portion ..........................       76,285
                                                                                    ----------

         Total Long-Term Liabilities ............................................       84,160
                                                                                    ----------

Commitments And Contingencies

Stockholders' Deficit
     Common stock, $0.001 par value; 50,000,000 shares authorized
     and 8,052,783 issued and outstanding .......................................        8,053
     Additional paid in capital .................................................        7,969
     Accumulated deficit ........................................................     (113,805)
                                                                                    ----------

         Total Stockholder's Deficit ............................................      (97,783)
                                                                                    ----------

Total Liabilities and Stockholders' Deficit.....................................$    1,825,468
                                                                                    ==========

           See accompanying notes to consolidated and combined financial statements.

                                              F-3



                              AMEXDRUG CORPORATION AND ALLIED MED, INC.
                                  COMBINED STATEMENTS OF OPERATIONS



                                                                         For the Years Ended
                                                                             December 31,
                                                                  ---------------------------------
                                                                         2001             2000
                                                                  ----------------  ---------------
Sales...........................................................  $     21,254,081  $     8,317,033

Cost of Goods Sold..............................................        20,914,880        7,880,480
                                                                  ----------------  ---------------

Gross Profit  ..................................................           339,201          436,553

Selling, General and Administrative Expense.....................          (426,993)        (322,693)

Interest Expense................................................            (6,498)              --

Interest and Other Income.......................................             2,212            2,625
                                                                  ----------------  ---------------

Net Income (Loss)...............................................  $        (92,078) $       116,485
                                                                  ================  ===============

Basic and Diluted Income (Loss) Per Common Share................  $          (0.01) $          0.01
                                                                  ================  ===============

Basic and Diluted Weighted-Average Common Shares Outstanding....         8,052,783        8,052,783
                                                                  ================  ===============


              See accompanying notes to consolidated and combined financial statements.

                                                 F-4



                                        AMEXDRUG CORPORATION AND ALLIED MED, INC.
                                       COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                               Additional
                                                        Common Stock            Paid-In                          Total
                                                ---------------------------     Capital        Accumulated    Stockholders'
                                                    Shares         Amount      (Deficit)         Deficit        Deficit
                                                ------------   ------------   -----------     ------------   ------------
Balance, December 31, 1999......................   8,000,000   $      8,000   $    (21,065)   $         --   $    (13,065)

Issuance to acquire Harlyn Products, Inc........      52,783             53            (53)             --             --
Distributions to shareholder....................          --             --        (83,338)             --        (83,338)
Net loss  ......................................          --             --        225,386        (108,901)       116,485
                                                ------------   ------------   ------------    ------------   ------------

Balance, December 31, 2000......................   8,052,783          8,053        120,930        (108,901)        20,082

Distributions to shareholder....................          --             --        (39,592)             --        (39,592)
Capital contribution by shareholder,
  no additional shares issued...................          --             --         13,805              --         13,805
Net loss  ......................................          --             --        (87,174)         (4,904)       (92,078)
                                                ------------   ------------   -------------   ------------   ------------

Balance, December 31, 2001......................   8,052,783   $      8,053   $      7,969    $   (113,805)  $    (97,783)
                                                ============   ============   ============    ============   ============




                        See accompanying notes to consolidated and combined financial statements.

                                                           F-5


                                   AMEXDRUG CORPORATION AND ALLIED MED, INC.
                                       COMBINED STATEMENTS OF CASH FLOWS



                                                                                       For the Years Ended
                                                                                            December 31,
                                                                                   ---------------------------
                                                                                       2001           2000
                                                                                   ------------  -------------
Cash Flows From Operating Activities
     Net income (loss)............................................................ $    (92,078) $    116,485
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation...............................................................       12,032         6,418
       Bad debt expense...........................................................       20,030        41,332
       Changes in operating assets and liabilities:
         Accounts receivable......................................................     (541,130)     (342,674)
         Inventory................................................................      187,703      (127,376)
         Accounts payable.........................................................      676,860     1,064,543
         Related party accounts payable...........................................       (8,901)        8,901
         Accrued liabilities......................................................       (5,585)        7,305
         Accrued settlement obligations...........................................     (106,530)     (422,998)
                                                                                   ------------  -------------
              Net Cash Provided By Operating Activities...........................      142,401       351,936
                                                                                   ------------  ------------

Cash Flows From Investing Activities
     Increase in deposits.........................................................       (2,642)         (200)
                                                                                   ------------  -------------
              Net Cash Used In Investing Activities...............................       (2,642)         (200)
                                                                                   ------------  -------------

Cash Flows From Financing Activities
     Principal payments on capital lease obligations..............................       (7,254)           --
     Capital contributions by shareholder.........................................       13,805            --
     Distributions to shareholders................................................      (39,592)      (83,338)
                                                                                   ------------  -------------
              Net Cash Used In Financing Activities...............................      (33,041)      (83,338)
                                                                                   ------------- -------------

Net Increase in Cash..............................................................      106,718       268,398
Cash at Beginning of Year.........................................................      455,286       186,888
                                                                                   ------------  ------------

Cash at End of Year............................................................... $    562,004  $    455,286
                                                                                   ============  ============

Supplemental Cash Flows Information
     Cash paid for interest........................................................$      6,498  $         --
                                                                                   ============  ============

Non-Cash Investing And Financing Activities
     Property and equipment acquired by capital lease..............................$    101,908           --




                   See accompanying notes to consolidated and combined financial statements.

                                                      F-6

                    AMEXDRUG CORPORATION AND ALLIED MED, INC.
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


NOTE 1 -- Organization and Nature of Operations

Organization and Nature of Operations

Allied Med, Inc. was organized in October 1997 in the State of Oregon as a wholly-owned corporation of Jack Amin. Allied Med, Inc. is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements. Allied Med, Inc. distributes its products primarily in the United States of America, to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers.

In April 2000, the Company loaned Jack Amin $100,000 to purchase 1,000,000 shares of common stock of Harlyn Products, Inc., a publicly-traded Company. On April 25, 2000, the sale was approved and the shares were issued. Additionally, there were 52,783 additional common shares that remained outstanding of Harlyn Products, Inc. after a 1-for-100 reverse stock split. In June 2000, Harlyn Products, Inc. changed its name to Amexdrug Corporation.

Harlyn Products, Inc. had no prior operations that continued after its sale. As a result, the acquisition of the majority of its common stock by Jack Amin was accounted for as the acquisition of its monetary assets, which there were none, for $100,000 and the $100,000 payment was charged to operations of Amexdrug Corporation on the date it was paid. The $100,000 note payable to Allied Med, Inc. was due on demand and bore interest at 5%.

On December 31, 2001, Jack Amin exchanged all of the issued and outstanding common stock of Allied Med, Inc. for 7,000,000 shares of Amexdrug Corporation. In addition, Amexdrug Corporation assumed the note payable and accrued interest payable to Allied Med, Inc. This exchange was between entities under common control and has been accounted for at historical cost. The accompanying combined statements of operations include the operations of Allied Med, Inc. for all periods presented and the operations of Amexdrug Corporation from April 25, 2000. Stockholders' deficit and loss per share information have been restated for all periods presented on a combined basis to give retroactive effect to the shares issued on April 25, 2000 and in the reorganization on December 31, 2001.

The accompanying consolidated financial statements include the accounts of Amexdrug Corporation and Allied Med, Inc. (referred to herein, on a combined basis, as the Company). All significant intercompany accounts and transactions have been eliminated in consolidation and combination.

Use of Estimates --The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The Company's historical revenues and receivables have been derived solely from the pharmaceutical industry. Although the Company primarily sells products on a cash basis, some limited sales are made under credit terms. The Company performs ongoing credit evaluations of its customers' financial condition and usually requires a delayed check depository from its customers at the date products are shipped. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

During the years ended December 31, 2001 and 2000, purchases from one vendor accounted for 84 and 63 percent of total purchases, respectively. As of December 31, 2001, accounts payable due to this vendor accounted for 89% of the total accounts payable.

Inventory-- Inventory includes purchased products for resale and is stated at the lower of cost (using the first-in, first-out method) or market value.

Provisions, when required, are made to reduce excess and obsolete inventory to its estimated net realizable value. Due to competitive pressures and technical innovation, it is possible that estimates of the net realizable value could change in the near term.

                    AMEXDRUG CORPORATION AND ALLIED MED, INC.
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


Property and Equipment --Property and equipment are stated at cost, less accumulated depreciation. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred.
Depreciation is computed using the straight line and double-declining methods over the estimated useful lives of the related assets, which are as follows:



     Office and computer office equipment.............   3 -10 years
     Leasehold improvements...........................    2 -5 years

Depreciation expense was $12,032 and $6,418 for the years ended December 31, 2001 and 2000, respectively. On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Concentration of Credit Risk and Fair Value of Financial Instruments --At December 31, 2001, the Company had cash in excess of federally insured limits of $458,857. The carrying amounts reported in the accompanying financial statements for cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value based on current interest rates available to the Company.

Impairment of Long-Lived Assets--The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2001, the Company does not consider any of its long-lived assets to be impaired.

Revenue Recognition --The Company generates revenues from the resale of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. The Company accounts for these revenues at the time of shipment to and acceptance by the customer.

Advertising --The Company expenses advertising in the period incurred. For the years ended December 31, 2001 and 2000 the Company's advertising expense was $1,922 and $308, respectively.

Income Taxes--Allied med, Inc. and its shareholder elected to be taxed under the provisions of Subchapter S of the internal Revenue Code through December 31, 2001 when that election terminated. Under those provisions, Allied Med, Inc. did not pay federal or state corporate income taxes or receive the benefits from its operating loss carry forwards. Instead, its stockholder was liable for individual federal and state income taxes and benefited from operating losses. As a result, all income or loss from Allied Med, Inc. has been accounted for as having been constructively distributed to the Allied Med Inc. shareholders and contributed to the capital of Allied Med, Inc. in the accompanying financial statements.

The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

For the year ended December 31, 2001 the Company had a net operating loss carry forward of $13,805. The tax benefit of $4,694 from the loss carry forward has been fully offset by a valuation reserve. The loss carry forward will expire in 2021. During the year ended December 31, 2001 the valuation allowance increased by $1,829.

                    AMEXDRUG CORPORATION AND ALLIED MED, INC.
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


Net Income (Loss) Per Common Share--Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and the dilutive potential common share equivalents outstanding. As of December 31, 2001 the Company did not have any potential common share equivalents.



NOTE 3 -- ACCRUED SETTLEMENT OBLIGATIONS

In 1999, the Company entered into settlement agreements with numerous vendors due to the Company's inability to pay the vendors. Under these settlement agreements the Company agreed to pay these vendors a total of $588,140. The Company was required to pay a large a portion at the initial execution of the agreement and the remaining balance based on various payment plans. The payment plans ranged from 24 to 36 months. The agreements are to be satisfied during May 2002 and one in May 2003. The Company has classified future payments of $7,875 due in the year ending December 31, 2003 as a long-term liability in the accompanying financial statements. As of December 31, 2001 the remaining balance on these settlement agreements was $58,612. During the year ended December 31, 2001 and 2000 the Company made payments of $106,530 and $422,998 on the agreements.

NOTE 4 -- Leases

Capitalized Lease Obligations --Certain equipment is leased under capital lease agreements. The following is a summary of assets held under capital lease agreements at December 31, 2001:

                                                            December 31,
                                                         -----------------
                                                                2001
                                                         -----------------
            Property and equipment.....................  $         101,908
            Less: Accumulated amortization.............             (6,387)
                                                         -----------------

                                                         $          95,521
                                                         =================

The following is a schedule of future minimum lease payments under capital lease agreements together with the present value of the net minimum lease payments:

       Year Ending December 31,
       ------------------------
              2002.........................................    $     29,849
              2003.........................................          27,792
              2004.........................................          27,792
              2005.........................................          26,461
              2006.........................................          11,112
             Less:  Amount representing interest...........         (28,352)
                                                               -------------
             Present value of net minimum lease payments...          94,654
             Less:  Current portion........................         (18,369)
                                                               -------------

              Long-term portion............................     $    76,285
                                                               =============


Operating Leases --The Company leases its operating facilities under a non-cancelable operating lease that expires during February 2002. Subsequent to year end, the lease was renewed for an additional two years and expires in April 2004. Additionally, the Company leases its executive offices on a month-to-month basis. The monthly rental payment is $925. Rent expense for the years ended December 31, 2001 and 2000 was $18,473 and $17,821, respectively

                    AMEXDRUG CORPORATION AND ALLIED MED, INC.
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



Future minimum payments due under the operating leases were as follows as of December 31, 2001:

    Year Ending December 31,
    ------------------------
          2002..........................................   $     16,312
          2003..........................................         18,616
          2004..........................................          6,252
                                                          ----------------

          Total.........................................   $     41,180
                                                          ================

--------------------------------------------------------------------------------
            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Amexdrug has had no changes in its certified public accountants or experienced other matters required to be disclosed pursuant to Item 304 of Regulation S-B during the two most recent fiscal years or any later interim period, except as disclosed in a Form 8-K Current Report filed September 16, 2000 and in a Form 8-K Current Report filed March 18, 2002.

                                    PART III

--------------------------------------------------------------------------------
        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Identification of directors and executive officers

The following table as of March 25, 2002, includes the name, age, and position of each executive officer and director of Amexdrug and the term of office of each director.

Name                   Age      Position                  Director and/or Officer Since
----                   ---      --------                  -----------------------------
Jack Amin               43      President, Secretary,                 April 2000
                                Treasurer and Director

Rodney S. Barron,       49      Director                           December 2001
M.D.

Behrooz Meimand         53      Director                           December 2001

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

Jack Amin has served as the President, Secretary, Treasurer and as a director of Amexdrug since April 2000. He holds a Bachelor of Science in Electronic Engineering from Western State College of Engineering of LA, California in 1982. Since 1980 Mr. Amin has been engaged in various capacities, including sales and management, within the pharmaceutical industry. Mr. Amin has served as the President, Chief Executive Officer and director of Amexdrug's wholly- owned subsidiary, Allied Med, Inc., a company which he founded in 1997.

Rodney S. Barron, M.D., has served as a director of Amexdrug since December 2001. Dr. Barron obtained his medical degree from New York Medical College in 1978. He then performed a residency in general surgery from 1978 to 1980, and a residency in urology from 1980 to 1983. Dr. Barron has been involved in the private practice of medicine in Los Angeles, California from 1983 through the present time.

Behrooz Meimand has served as a director of Amexdrug since December 2001. Mr. Meimand obtained a master's degree in insurance from the National University of Iran in 1970. He has had 30 years of experience in the insurance industry. Mr. Meimand has been the president of Behrooz Meimand Insurance Services, Inc. for a period of time exceeding the past 5 years. Currently Mr. Meimand is also a director of Magbid Foundation and Nessah Education & Culture Center.

Significant employees

Amexdrug has no present employees who are expected to make a significant contribution to its business other than its current officers and directors. It is expected that current members of management will be the only persons whose activities will be material to Amexdrug's operations. Members of management are the only persons who may be deemed to be promoters of Amexdrug.

Family relationships

         There are no family relationships between any directors or executive officers of Amexdrug and/or the managers of its subsidiary company, Allied Med, Inc., either by blood or by marriage.

Involvement in certain legal proceedings

         During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of
Amexdrug:

                  (1) was a general partner or executive officer of any business which filed a petition in bankruptcy or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

                  (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

                  (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

                  (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) beneficial ownership reporting compliance

From the time Amexdrug ceased operations in 1997 until Mr. Amin became an officer and director in April 2000, the Company knows of no person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person"), who failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years:

                  (1) Jack Amin filed his initial Form 3 report on October 10, 2000, approximately five months late. Mr. Amin will soon file a Form 4 report that was due to have been filed January 10, 2002. The Form 4 report will describe a gift of 165,000 shares of Amexdrug common stock which Mr. Amin made in December 2001.

                  (2) Dr. Barron will soon file his initial Form 3 report which should have been filed within 10 days of becoming a director in December 2001. He does not currently own any shares of the Company's common stock.

                  (3) Mr. Meimand will soon file his initial Form 3 report which should have been filed within 10 days of becoming a director in December 2001. He does not currently own any shares of the Company's common stock.

--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

Cash compensation

The following table sets forth the aggregate compensation paid by Amexdrug and/or its subsidiary, Allied Med, Inc., for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                                 Long Term Compensation
                    Annual Compensation Awards              Payouts
                    --------------------------              -------
(a)            (b)       (c)    (d)    (e)      (f)      (g)     (h)   (i)

                                                        Secur-
                                                        ities          All
Name and      Year or                  Other    Rest-   Under-   LTIP  Other
Principal     Period    Salary  Bonus  Annual   ricted  lying    Pay-  Compen-
Position      Ended       ($)    ($)   Compen-  Stock   Options  outs  sation
----------------------------------------------------------------------------

Jack Amin    12/31/99   $47,886   0       0       0        0      0      0
President/   12/31/00   $89,338   0       0       0        0      0      0
Director     12/31/01   $63,592   0       0       0        0      0      0

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Amexdrug's management during the fiscal years ended December 31, 2001 and 2000. Further, no member of Amexdrug's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

There are no present plans whereby Amexdrug will issue any of its securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise, except as described herein.

Compensation of directors

Amexdrug has no arrangement for compensating its directors for their services as directors or for serving on any committees. However, directors may be compensated for services which they render as officers and/or as employees of Amexdrug.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from Amexdrug with respect to any executive officer of Amexdrug which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Amexdrug or its subsidiary, any change in control of Amexdrug or a change in the person's responsibilities following a change in control of Amexdrug.

Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person. None of Amexdrug's directors or executive officers is acting on behalf of or will act at the direction of any other person.

Amexdrug intends to enter into an employment agreement with Jack Amin in the near future that will provide for an initial salary of $150,000 per year retroactive to January 1, 2002, and possible bonuses as the board of directors may determine are appropriate. In the event Amexdrug is unable to pay the full $150,000 per year annual salary to Mr. Amin, he has indicated that he may accept a portion of the salary in the form of Amexdrug common stock.

Compensation pursuant to plans; pension table

There were no stock awards, restricted stock awards, stock options, stock appreciation rights, long-term incentive plan compensation or similar rights granted to any of our officers or directors. None of our officers or directors presently holds directly any stock options or stock purchase rights. We have no retirement, pension, profit sharing, or other plan covering any of our officers and directors.

We have adopted no formal stock option plans for our officers, directors and/or employees. We reserve the right to adopt one or more stock options plans in the future. Presently we have no plans to issue additional shares of our common or preferred stock or options to acquire the same to our officers, directors or their affiliates or associates.

Other compensation

None.

--------------------------------------------------------------------------------
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to Amexdrug to be the beneficial owners of more than five percent of Amexdrug's common stock as of March 25, 2002. Each of these persons has sole investment and sole voting power over the shares indicated.

                                    Number                  Percent
Name and Address          of Shares Beneficially Owned      of Class
-----------------------   ----------------------------      --------
Jack Amin                         7,835,000                  97.3%
8909 West Olympic Blvd.
Suite 112
Beverly Hills, CA 90211

Security ownership of management

The following table sets forth the share holdings of Amexdrug's directors and executive officers as of March 25, 2002. Each of these persons has sole investment and sole voting power over the shares indicated.

                                   Number               Percent
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------    --------
Jack Amin                       7,835,000                 97.3%
Rodney Barron, M.D.                     0                  0.0%
Behrooz Meimand                         0                  0.0%

All directors and executive
officers as a group (3)         7,835,000                 97.3%

All common shares held by the officers, directors and principal shareholders listed above are "restricted or control securities" and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum one year holding period has been met.

Rule 13d-3 generally provides that beneficial owners of securities include any person who directly or indirectly has or shares, voting power and/or investment power with respect to such securities; and any person who has the right to acquire beneficial ownership of such security within 60 days.

Any securities not outstanding which are subject to options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. But such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.

Changes in control

There are no present arrangements or pledges of Amexdrug's securities, known to management, which may result in a change in control of Amexdrug.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

Transactions with management and others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, during the last two fiscal years ended December 31, 2001, or since December 31, 2001, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds

$60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest, other than the following:

         1. In February 2000, Allied Med, Inc. loaned $100,000 to its President, director and sole shareholder, Jack Amin, to purchase 1,000,000 shares of common stock of Amexdrug (then known as Harlyn Products, Inc.) in a transaction later approved by the U.S. Bankruptcy Court in April 2000. The loan was unsecured and charged interest at 5% per annum. This loan is referred to hereafter as the "Allied Loan".

         2. On April 25,2000, the U.S. Bankruptcy Court approved the sale of stock by Amexdrug, and Mr. Amin purchased 1,000,000 shares of the Company's common stock from Amexdrug for $100,000.

         3. On December 31, 2001, Jack Amin exchanged all of the issued and outstanding shares of common stock of Allied Med, Inc. to Amexdrug for 7,000,000 shares of the common stock of Amexdrug. In addition, Amexdrug assumed responsibility for payment of the Allied Loan and all accrued interest payable thereon.

         4. Amexdrug anticipates that it will enter into an employment agreement with Jack Amin in the near future. It is expected that the employment agreement will be retroactive to January 1, 2002, and that it will provide for an initial annual salary of $150,000 and possible bonuses as the board of directors may determine are appropriate. The employment agreement may give Mr. Amin the option to take a portion of the salary in shares of the Company's common stock.

Parents of the company

Amexdrug has no parents, except to the extent that Mr. Amin may be deemed to be a parent by virtue of his large percentage stockholdings of the Company's common stock. See the caption "Security ownership of certain beneficial owners and management" in item 11 of this report for a description of Mr. Amin's stock ownership.

Transactions with promoters

The Company was organized more than five years ago therefore transactions between the Company and its promoters or founders are not deemed to be material.

------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(a) Exhibits

Exhibit
Number              Description
------              -----------

 2.1 Agreement and Plan of Merger (to change domicile from California to Nevada)

 2.2                Agreement and Plan of Reorganization (to acquire Allied Med,
                    Inc.)

 3.1                Articles of Incorporation

 3.2                By-Laws

21.1                List of Subsidiaries of Amexdrug Corporation

                    * Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

(b) Reports on Form 8-K

Amexdrug filed the following reports on Form 8-K during the last quarter of the period covered by this report:

         1. On December 21, 2001, Amexdrug filed a Form 8-K current report with an Item 5 disclosure concerning the Company's change of domicile from California to Nevada, and pursuant to Item 7 of that report, the related Agreement and Plan of Merger was attached as Exhibit 10.01. An amendment to the Form 8-K current report was filed on February 22, 2002 to add an Item 8 disclosure concerning a change in the Company's fiscal year end from June 30 to December 31.

         2. On January 15, 2002, Amexdrug filed a Form 8-K current report with an Item 2 disclosure concerning the Company's acquisition of Allied Med, Inc. which occurred on December 31, 2001. Pursuant to Item 7 of the report, the related Agreement and Plan of Reorganization was attached as Exhibit 10.01. An amendment to the Form 8-K current report was filed on March 18, 2002 in order to add a description of the business of Allied Med, Inc. in Item 2 and certain financial statements of Allied Med, Inc. in Item 7.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMEXDRUG CORPORATION



Date: March 29, 2002            By /s/ Jack Amin
                                  --------------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 29, 2002            By /s/ Jack Amin
                                  --------------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer, Chief
                                  Financial Officer and Chief
                                  Accounting Officer



Date: March __, 2002            By
                                  --------------------------------------
                                  Rodney Barron, M.D., Director,



Date: March 29, 2002            By /s/ Behrooz Meimand
                                  --------------------------------------
                                  Behrooz Meimand, Director,




                              AMEXDRUG CORPORATION
                                 www.amwdrug.com
                                 ---------------

                                                             EXHIBIT INDEX

Exhibit                                                      Exhibit
Number       Description                                     Location
------       -----------                                     --------

 2.1         Agreement and Plan of Merger                    Incorporated by
             (to change domicile from California             reference from
             to Nevada)                                      Amexdrug's Form
                                                             8-K Current Report
                                                             filed December 21,
                                                             2001 as Exhibit
                                                             No. 10.01

 2.2         Agreement and Plan of Reorganization            Incorporated by
             (to acquire Allied Med, Inc.)                   reference from
                                                             Amexdrug's Form
                                                             8-K Current Report
                                                             filed January 15,
                                                             2002 as Exhibit
                                                             No. 10.01

 3.1         Articles of Incorporation                           38

 3.2         By-Laws                                             42

21.1         List of Subsidiaries of Amexdrug                    77
                     Corporation

             * Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.