Form 10QSB
period 2002-03-31
AMEXDRUG CORP
filed 2002-05-15
CIK 45621

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to____________

                           Commission File No. 0-7473

                              Amexdrug Corporation
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                   NEVADA                                   95-2251025
                -------------                             ---------------
         (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
         Incorporation or Organization)

                     8909 West Olympic Boulevard, Suite 112
                         Beverly Hills, California 90211
                        ---------------------------------
                    (Address of Principal Executive offices)

                    Issuer's Telephone Number: (301) 855-0475

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X  No                (2) Yes  X     No
        ---     ---                   ---       ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 2002, there were 8,052,783 shares of the issuer's common stock issued and outstanding.


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited condensed consolidated balance sheet of Amexdrug Corporation, a Nevada corporation, and subsidiary as of March 31, 2002 and December 31, 2001, and the related unaudited condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and March 31, 2001, and the notes to the condensed consolidated financial statements are attached hereto as Appendix "A" and incorporated herein by reference. The financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual financial statements included in the annual report on Form-10KSB as of December 31, 2001.

         The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of Amexdrug Corporation consolidated with Allied Med, Inc., its wholly owned subsidiary, and all such adjustments are of a normal recurring nature. The names "Amexdrug", "we", "our" and "us" used in this report refer to Amexdrug Corporation.

         Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     (a)  Plan of Operation.

          Not applicable.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Overview
         --------

     Amexdrug Corporation is located 8909 West Olympic Boulevard, Suite 112, Beverly Hills, California 90211. Its phone number is (310) 855-0475. Its fax number is (310) 855-0477. Its website is www.amexdrug.com. The President of
                                            ----------------
Amexdrug has had experience working in the pharmaceutical industry for the past 20 years.

          Through its wholly-owned subsidiary, Allied Med, Inc., Amexdrug is engaged in the pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, over-the-counter (OTC) and health and beauty products in 7 or 8 states. Amexdrug is expanding its business, and it would like to eventually sell and distribute products in all 50 states.

         Amexdrug Corporation was initially incorporated under the laws of the State of California on April 30, 1963 under the name of Harlyn Products, Inc. Harlyn Products, Inc. was engaged in the business of selling jewelry to department stores and retail jewelry stores until the mid-1990s.

         The name of the Company was changed to Amexdrug Corporation in April 2000, and the domicile of the Company was changed from California to Nevada in December 2001. At that time the Company changed its fiscal year end from June 30 to December 31.

         On December 31, 2001, Amexdrug acquired all of the issued and outstanding common shares of Allied Med, Inc. ("Allied") in a share exchange. Amexdrug acquired all 50,000 issued and outstanding shares of Allied common stock from its sole shareholder, Mr. Jack Amin, in exchange for 7,000,000 restricted common shares of Amexdrug and the assumption of a $100,000 promissory note, and all accrued interest thereon owed by Mr. Amin to Allied. At all times during the negotiations of the transaction, Mr. Amin was an officer, director and controlling shareholder of both companies. Consideration for the acquisition was determined through negotiations between the boards of directors of both companies and was based on Allied's past operating history and future potential growth.

          Allied was formed as an Oregon corporation in October 1997, to operate in the pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, over-the-counter (OTC) and health and beauty products. In 1998, Allied's gross sales were approximately $2.8 million. In 1999, Allied's gross sales exceeded $5 million. In 2000, Allied's gross sales exceeded $8 million. In 2001, Allied's gross sales were approximately $21.2 million.

         Amexdrug has assumed the operations of Allied as its primary operations, and Amexdrug intends to build on the wholesale operations of Allied.

         The accompanying financial information includes the operations of Allied Med, Inc. for all periods presented and the operations of Amexdrug Corporation from April 25, 2000.

         Results of Operations
         ---------------------

          For the three months ended March 31, 2002, Amexdrug reported sales of $6,020,888, comprised entirely of income from the Allied Med, Inc. pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This was $1,954,155 more than the $4,066,733 of sales reported for the three months ended March 31, 2001. Cost of goods sold for the three months ended March 31, 2002 was $5,848,464, an increase of $1,850,987 over the $3,997,477 cost of goods sold for the three months ended March 31, 2001. As a result of the cost of goods sold increasing less than sales, gross profit increased by $103,168 to $172,424 or 2.9% of sales for the three months ended March 31, 2002, from the $69,256 or 1.7% of sales recorded for the three months ended March 31, 2001.

         Selling, general and administrative expense was $126,271 for the three months ended March 31, 2002, an increase of $45,586 from the $80,685 recorded for the three months ended March 31, 2001. This increase in selling, general and administrative expense is attributable to an increase in expenses related to the increase in the Company's operations.

         During the three months ended March 31, 2002, Amexdrug experienced net income of $43,373, as compared to the $11,197 net loss incurred for the three months ended March 31, 2001. Amexdrug attributes this improvement primarily to improved profit margins earned in the three month period ended March 31, 2002.

         Liquidity and Capital Resources - March 31, 2002
         ------------------------------------------------

         Assets

         As of March 31, 2002, Amexdrug reported total current assets of $2,077,195, comprised of cash of $148,828, accounts receivable, net of $1,340,680 and inventory of $587,687. Total assets as of March 31, 2002 were $2,177,143, which included total current assets, plus net property and equipment of $99,748 and deposits of $200.

         Liabilities
         -----------

         Amexdrug's liabilities as of March 31, 2002 consist of accounts payable of $2,114,898, accrued liabilities of $2,129, current accrued settlement obligations of $21,816, current portion of capital lease obligations of $17,971, and total long-term liabilities of $74,739.

         Forward-looking statements
         --------------------------

         This document includes various forward-looking statements with respect to future operations of Amexdrug that are subject to risks and uncertainties. Forward-looking statements include the information concerning expectations of future results of operations and such statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, Amexdrug claims the protection of the safe harbor for forward-looking statements contained in the Private Litigation Reform Act of 1995. Actual results may vary materially.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          None.

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended March 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMEXDRUG CORPORATION


Date: May 15, 2002             By:/s/ Jack Amin
                                  ---------------------
                                  Jack Amin
                                  Director, President, Chief Executive Officer, Chief Financial Officer and Chief
                                  Accounting Officer

                                  APPENDIX "A"
                              FINANCIAL STATEMENTS







                       AMEXDRUG CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Condensed Consolidated Balance Sheets-- March 31, 2002
  and December 31, 2001 (Unaudited)..........................................2

Condensed Consolidated Statements of Operations for the Three Months
  Ended March 31, 2002 and 2001 (Unaudited)..................................3

Condensed Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 2002 and 2001 (Unaudited)..................................4

Notes to Condensed Consolidated Financial Statements (Unaudited).............5


                                   AMEXDRUG CORPORATION AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)

                                                  ASSETS

                                                                                March 31,    December 31,
                                                                                  2002           2001
                                                                              -----------    -----------
Current Assets
     Cash .................................................................   $   148,828    $   562,004
     Accounts receivable, net of allowance for doubtful accounts of $83,747
        and $61,362, respectively .........................................     1,340,680        920,716
     Inventory ............................................................       587,687        235,724
                                                                              -----------    -----------

         Total Current Assets .............................................     2,077,195      1,718,444
                                                                              -----------    -----------

Property and Equipment
     Office and computer equipment ........................................       119,828        119,828
     Leasehold improvements ...............................................        15,700         15,700
                                                                              -----------    -----------
         Total Property and Equipment .....................................       135,528        135,528

     Less accumulated depreciation ........................................       (35,780)       (31,346)
                                                                              -----------    -----------

         Net Property and Equipment .......................................        99,748        104,182
                                                                              -----------    -----------

Deposits ..................................................................           200          2,842
                                                                              -----------    -----------

Total Assets ..............................................................   $ 2,177,143    $ 1,825,468
                                                                              ===========    ===========


                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable .....................................................   $ 2,114,898    $ 1,768,264
     Accrued liabilities ..................................................         2,129          1,720
     Accrued settlement obligations .......................................        21,816         50,737
     Current portion of capital lease obligations .........................        17,971         18,369
                                                                              -----------    -----------

         Total Current Liabilities ........................................     2,156,814      1,839,090
                                                                              -----------    -----------

Long-Term Liabilities
     Accrued settlement obligations, net of current portion ...............         3,150          7,875
     Capital lease obligations, net of current portion ....................        71,589         76,285
                                                                              -----------    -----------

         Total Long-Term Liabilities ......................................        74,739         84,160
                                                                              -----------    -----------

Commitments And Contingencies

Stockholders' Deficit
     Common stock, $0.001 par value; 50,000,000 shares authorized
     and 8,052,783 issued and outstanding .................................         8,053          8,053
     Additional paid in capital ...........................................         7,969          7,969
     Accumulated deficit ..................................................       (70,432)      (113,805)
                                                                              -----------    -----------

         Total Stockholder's Deficit ......................................       (54,410)       (97,782)
                                                                              -----------    -----------

Total Liabilities and Stockholders' Deficit ...............................   $ 2,177,143    $ 1,825,468
                                                                              ===========    ===========

                  See accompanying notes to condensed consolidated financial statements.




                             AMEXDRUG CORPORATION AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                                                      For the Three
                                                                       Months Ended
                                                                         March 31,
                                                               --------------------------
                                                                  2002            2001
                                                               -----------    -----------
Sales ......................................................   $ 6,020,888    $ 4,066,733

Cost of Goods Sold .........................................     5,848,464      3,997,477
                                                               -----------    -----------

Gross Profit ...............................................       172,424         69,256

Selling, General and Administrative Expense ................      (126,271)       (80,685)

Interest Expense ...........................................        (2,780)          --

Interest and Other Income ..................................          --              232
                                                               -----------    -----------

Net Income (Loss) ..........................................   $    43,373    $   (11,197)
                                                               ===========    ===========

Basic and Diluted Income (Loss) Per Common Share ...........   $      --      $      --
                                                               ===========    ===========

Basic and Diluted Weighted-Average Common Shares Outstanding     8,052,783      8,052,783
                                                               ===========    ===========


                  See accompanying notes to condensed consolidated financial statements.



                           AMEXDRUG CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                                       For the Three
                                                                       Months Ended
                                                                         March 31,
                                                                    2002          2001
                                                                  ---------    ---------
Cash Flows From Operating Activities
     Net income (loss) ........................................   $  43,373    $ (11,197)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
       Depreciation ...........................................       4,434        1,191
       Bad debt expense .......................................      22,385        5,007
     Changes in operating assets and liabilities:
         Accounts receivable ..................................    (442,349)      62,747
         Inventory ............................................    (351,963)     (86,218)
         Related party advances ...............................        --         (8,901)
         Accounts payable and accrued liabilities .............     347,042     (468,637)
         Accrued settlement obligations .......................     (33,646)     (20,038)
                                                                  ---------    ---------
            Net Cash Used In Operating Activities .............    (410,724)    (526,046)
                                                                  ---------    ---------

Cash Flows From Investing Activities
     Decrease in other assets .................................       2,642         --
                                                                  ---------    ---------
            Net Cash Provided By Investing Activities .........       2,642         --
                                                                  ---------    ---------

Cash Flows From Financing Activities
     Principal payments on capital lease obligations ..........      (5,094)        --
     Capital contributions by shareholder .....................        --          8,901
     Distributions to shareholders ............................        --         (4,100)
                                                                  ---------    ---------
            Net Cash Provided By (Used In) Financing Activities      (5,094)       4,801
                                                                  ---------    ---------

Net Decrease in Cash ..........................................    (413,176)    (521,245)
Cash at Beginning of Period ...................................     562,004      455,286
                                                                  ---------    ---------

Cash at End of Period .........................................   $ 148,828    $ (65,959)
                                                                  =========    =========

Supplemental Cash Flows Information
     Cash paid for interest ...................................   $   2,780    $    --
                                                                  =========    =========




          See accompanying notes to condensed consolidated financial statements.

                       AMEXDRUG CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 -- Organization and Nature of Operations

Condensed Financial Statements -- The accompanying condensed financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2001. The financial position and results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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

During the three months ended March 31, 2002 purchases from two vendors accounted for 65 and 12 percent of total purchases. As of March 31, 2002, accounts payable to these vendors accounted for 58 and 38 percent of the total accounts payable. During the three months ended March 31, 2001 purchases from one vendor accounted for 54 percent of total purchases.

Concentration of Credit Risk and Fair Value of Financial Instruments -- At March 31, 2002, the Company had cash in excess of federally insured limits of $48,828. The carrying amounts reported in the accompanying financial statements for cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value based on current interest rates available to the Company.

Revenue Recognition --The Company generates revenues from the resale of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. The Company accounts for these revenues at the time of shipment to and acceptance by the customer.

Net Income (Loss) Per Common Share--Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and the dilutive potential common share equivalents outstanding. As of March 31, 2002 and 2001 the Company did not have any potential common share equivalents.

                       AMEXDRUG CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- ACCRUED SETTLEMENT OBLIGATIONS

In 1999, the Company entered into settlement agreements with numerous vendors due to the Company's inability to pay the vendors. Under these settlement agreements the Company agreed to pay these vendors a total of $588,140. The Company was required to pay a large a portion at the initial execution of the agreement and the remaining balance based on various payment plans. The payment plans ranged from 24 to 36 months. The agreements are to be satisfied during May 2002 and one in May 2003. The Company has classified future payments of $3,150 due one year from March 31, 2002 as a long-term liability in the accompanying financial statements. As of March 31, 2002 the remaining balance on these settlement agreements was $24,966. During the three months ended March 31, 2002 and 2002 the Company made payments of $33,646 and $20,038 on the agreements.