Form 10QSB
period 2002-06-30
AMEXDRUG CORP
filed 2002-08-14
CIK 45621

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to____________

         Commission File No. 0-7473

                              Amexdrug Corporation
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                     NEVADA                                95-2251025
         -------------------------------          ---------------------------
         (State or Other Jurisdiction of          (I.R.S. Employer I.D. No.)
         Incorporation or Organization)

                     8909 West Olympic Boulevard, Suite 112
                        Beverly Hills, California 90211
                    (Address of Principal Executive offices)

                    Issuer's Telephone Number: (310) 855-0475

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X] No [ ]     (2) Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2002, there were 8,052,783 shares of the issuer's common stock issued and outstanding.





                                        AMEXDRUG CORPORATION
                                            FORM 10-QSB

                                         TABLE OF CONTENTS

                                   PART I - FINANCIAL INFORMATION

                                                                                               Page
Item 1.   Financial Statements (Unaudited).......................................................2

         Condensed Consolidated Balance Sheets-- As of June 30, 2002
           and December 31, 2001 (Unaudited).....................................................3

         Condensed Consolidated Statements of Operations for the Three  and Six Months
           Ended June 30, 2002 and 2001 (Unaudited)..............................................4

         Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2002 and 2001 (Unaudited)..............................................5

         Notes to Condensed Consolidated Financial Statements (Unaudited)........................6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...........................................................8


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................................10

Item 2.   Changes in Securities.................................................................10

Item 3.   Quantitaqtive and Qualitative Disclosures About Market Risk...........................10

Item 4.   Submission of Matters to a Vote of Securities Holders.................................10

Item 5.   Other Matters.........................................................................11

Item 6.   Exhibits and Reports on Form 8-K......................................................11



PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

         The unaudited condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiary as of June 30, 2002 and December 31, 2001, and the related unaudited condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2002 and June 30, 2001, and the notes to the condensed consolidated financial statements follow. The financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual financial statements included in the annual report on Form 10-KSB as of December 31, 2001.

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

         Operating results for the quarter ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.




                                         AMEXDRUG CORPORATION AND SUBSIDIARY
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)



                                                                                      June 30,       December 31,
                                                                                        2002              2001
                                                                                    -------------    --------------
                                                       ASSETS
Current Assets
     Cash.......................................................................... $           -    $      562,004
     Accounts receivable, net of allowance for doubtful accounts of $19,884
        and $61,362, respectively...................................................    1,136,717           920,716
     Inventory......................................................................      248,194           235,724
                                                                                    -------------    --------------

         Total Current Assets.......................................................    1,384,911         1,718,444
                                                                                    -------------    --------------

Property and Equipment
     Office and computer equipment..................................................      119,828           119,828
     Leasehold improvements.........................................................       15,700            15,700
                                                                                    -------------    --------------
         Total Property and Equipment...............................................      135,528           135,528
     Less accumulated depreciation..................................................      (40,214)          (31,346)
                                                                                    --------------   ---------------

         Net Property and Equipment.................................................       95,314           104,182
                                                                                    -------------    --------------

Deposits ...........................................................................          200             2,842
                                                                                    -------------    --------------

Total Assets   .....................................................................$   1,480,425    $    1,825,468
                                                                                    =============    ==============


                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Checks written in excess of cash in bank.......................................$      17,750    $           -
     Accounts payable...............................................................    1,474,837         1,768,264
     Accrued liabilities............................................................        4,136             1,720
     Accrued settlement obligations.................................................           -             50,737
     Current portion of capital lease obligations...................................       17,306            18,369
                                                                                    -------------    --------------

         Total Current Liabilities..................................................    1,514,029         1,839,090
                                                                                    -------------    --------------

Long-Term Liabilities
     Accrued settlement obligations, net of current portion.........................           -              7,875
     Capital lease obligations, net of current portion..............................       59,207            76,285
                                                                                    -------------    --------------

         Total Long-Term Liabilities................................................       59,207            84,160
                                                                                    -------------    --------------

Commitments and Contingencies

Stockholders' Deficit
     Common stock, $0.001 par value; 50,000,000 shares authorized;
       8,052,783 issued and outstanding.............................................        8,053             8,053
     Additional paid in capital.....................................................        7,969             7,969
     Accumulated deficit............................................................     (108,833)         (113,805)
                                                                                    -------------    --------------

         Total Stockholder's Deficit................................................      (92,811)          (97,782)
                                                                                    -------------    --------------

Total Liabilities and Stockholders' Deficit.........................................$   1,480,425    $    1,825,468
                                                                                    =============    ==============



                       See accompanying notes to condensed consolidated financial statements.

                                                         3




                                            AMEXDRUG CORPORATION AND SUBSIDIARY
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                                    For the Three Months           For the Six Months
                                                                         Ended June 30,                Ended June 30,
                                                             -----------------------------    ---------------------------
                                                                     2002           2001            2002          2001
                                                             --------------   ------------    ------------   ------------
Sales.....................................................   $    6,066,008   $  5,704,332    $ 12,086,895   $  9,771,065

Cost of Goods Sold........................................        5,881,252      5,609,446      11,729,716      9,606,923
                                                              -------------   ------------    ------------   ------------

Gross Profit..............................................          184,756         94,886         357,179        164,142
                                                              -------------   ------------    ------------   ------------

Selling, General and Administrative Expense...............         (230,090)      (109,452)       (356,361)      (190,137)
Interest Expense..........................................           (1,592)            -           (4,372)            -
Gain from Forgiveness of Debt.............................            8,526             -            8,526             -
Interest and Other Income.................................               -            (253)             -            (485)
                                                              -------------   ------------    ------------   ------------

Net Income (Loss).........................................   $      (38,400)  $    (14,313)   $      4,972   $    (25,510)
                                                             ==============   ============    ============   ============

Basic and Diluted Income (Loss) Per
   Common Share...........................................   $            -   $         -     $         -     $        -
                                                             ==============   ============    ============   ============

Basic and Diluted Weighted-Average Common
  Share Outstanding.......................................        8,052,783      8,052,783       8,052,783      8,052,783
                                                              =============   ============    ============   ============




                       See accompanying notes to condensed consolidated financial statements.


                                                            4




                                         AMEXDRUG CORPORATION AND SUBSIDIARY
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)


                                                                                             For the Six
                                                                                             Months Ended
                                                                                               June 30,
                                                                                    -------------------------------
                                                                                        2002              2001
                                                                                    -------------    --------------
Cash Flows From Operating Activities
     Net income (loss)..............................................................$       4,972    $      (25,510)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
       Depreciation.................................................................        8,868             9,946
       Bad debt expense.............................................................      (41,478)            9,035
       Gain from forgiveness of debt................................................       (8,526)                -
     Changes in operating assets and liabilities:
         Accounts receivable........................................................     (191,848)         (228,366)
         Inventory..................................................................      (12,470)           76,927
         Prepaid expenses...........................................................           -                (78)
         Accounts payable and accrued liabilities...................................     (295,615)          111,700
         Accrued settlement obligations.............................................      (36,684)          (46,304)
                                                                                    --------------   --------------
            Net Cash Used In Operating Activities...................................     (572,781)          (92,650)
                                                                                    --------------   ---------------

Cash Flows From Investing Activities
     Decrease in other assets.......................................................        2,642                 -
                                                                                    -------------    --------------
            Net Cash Provided By Investing Activities...............................        2,642                 -
                                                                                    -------------    --------------

Cash Flows From Financing Activities
     Checks written in excess of cash in bank.......................................       17,750
     Principal payments on capital lease obligations................................       (9,615)           (1,699)
     Capital contributions by shareholder...........................................           -             11,246
     Distributions to shareholders..................................................           -            (33,673)
                                                                                    -------------    --------------
            Net Cash Provided By (Used In) Financing Activities.....................        8,135           (24,126)
                                                                                    -------------    --------------

Net Decrease in Cash................................................................     (562,004)         (116,776)
Cash at Beginning of Period.........................................................      562,004           455,286
                                                                                    -------------    --------------

Cash at End of Period...............................................................$          -     $      338,510
                                                                                    =============    ==============

Supplemental Cash Flows Information
     Cash paid for interest.........................................................$       5,436    $            -
                                                                                    =============    ==============



                       See accompanying notes to condensed consolidated financial statements.

                                                         5

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2001. The financial position and results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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

During the six months ended June 30, 2002 purchases from two vendors accounted for 42 and 12 percent of total purchases. As of June 30, 2002, accounts payable to these vendors accounted for 59 and 34 percent of the total accounts payable.

Concentration of Credit Risk and Fair Value of Financial Instruments --The carrying amounts reported in the accompanying financial statements for cash, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value based on current interest rates available to the Company.

Revenue Recognition --The Company generates revenues from the resale of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. The Company accounts for these revenues at the time of shipment to and acceptance by the customer.

Net Income (Loss) Per Common Share--Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and the dilutive potential common share equivalents outstanding. As of June 30, 2002 and 2001 the Company did not have any potential common share equivalents.

NOTE 2 -- ACCRUED SETTLEMENT OBLIGATIONS

In 1999, the Company entered into settlement agreements with numerous vendors due to the Company's inability to pay the vendors. Under these settlement agreements the Company agreed to pay these vendors a total of $588,140. The Company was required to pay a large portion at the initial execution of the agreement and the remaining balance based on various payment plans. The payment plans ranged from 24 to 36 months through May 2003. During the six months ended June 30, 2002 and 2001 the Company made payments of approximately $36,684 and $46,304 on the agreements. During the quarter ended June 30, 2002, the Company negotiated with the final vendor to offset accounts receivable credits totaling approximately $46,863 against the remaining settlement payable of approximately $17,325. The Company received cash for the difference of approximately $29,538.

NOTE 3 - FORGIVENESS OF DEBT

During the quarter ended June 30, 2002, the Company renegotiated the terms of one of its capital leases. The balance due under the lease agreement was decreased from $60,972 to 52,446 resulting in a forgiveness of debt of $8,526. The monthly payments were decreased from $1,692 to $1,274 and the effective interest rate was decreased from 13.98 percent to 8.09 percent. The length of the lease did not change.

The Company has elected to apply the early application of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which provides that the net gain or loss from extinguishment of debt no longer is required to be classified as an extraordinary item.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

     (a) Plan of Operation.

               Not applicable.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Overview

         Amexdrug Corporation is located 8909 West Olympic Boulevard, Suite 112, Beverly Hills, California 90211. Its phone number is (310) 855-0475. Its fax number is (310) 855-0477. Its website is www.amexdrug.com. The President of Amexdrug has had experience working in the pharmaceutical industry for the past 20 years.

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

         Results of Operations
         ---------------------

         For the three months ended June 30, 2002, Amexdrug reported sales of $6,066,008, comprised entirely of income from the Allied Med, Inc. pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This was $361,676 more than the $5,704,332 of sales reported for the three months ended June 30, 2001. For the six months ended June 30, 2002, sales reported by Amexdrug were $12,086,895, which is $2,315,830 more than the $9,771,065 reported for the six months ended June 30, 2001. Cost of goods sold for the three months ended June 30, 2002 was $5,881,252, an increase of $271,806 over the $5,609,446 cost of goods sold for the three months ended June 30, 2001. Cost of goods sold for the six months ended June 30, 2002 was $11,729,716, an increase of $2,122,793 over the $9,606,923 cost of goods sold for the six months ended June 30, 2001. During the three months ended June 30, 2002 gross profit increased by $89,870 to $184,756 or 3.0% of sales for the three months ended June 30, 2002, from the $94,886 or 1.7% of sales recorded for the three months ended June 30, 2001. For the six months ended June 30, 2002 gross profit increased by $193,037 to $357,179 or 3.0% of sales from the $164,142 or 1.7% of sales recorded for the six months ended June 30, 2001.

         Selling, general and administrative expense was $230,090 for the three months ended June 30, 2002, an increase of $120,638 from the $109,452 recorded for the three months ended June 30, 2001. For the six months ended June 30, 2002, Amexdrug reported selling, general and administrative expense as $356,361, an increase of $166,224 from the $190,137 reported for the six months ended June 30, 2001. This increase in selling, general and administrative expense is attributable to an increase in expenses related to the increase in the Company's operations.

During the three months ended June 30, 2002, Amexdrug experienced a net loss of $38,400, as compared to the $14,313 net loss incurred for the three months ended June 30, 2001. During the six months ended June 30, 2002, Amexdrug experienced net income of $4,972 as compared to the $25,510 net loss reported for the six months ended June 30, 2001.

         Liquidity and Capital Resources - June 30, 2002
         -----------------------------------------------

         Assets

         As of June 30, 2002, Amexdrug reported total current assets of $1,384,911, comprised of cash of $0.00, accounts receivable, net of $1,136,717 and inventory of $248,194. Total assets as of June 30, 2002 were $1,480,425, which included total current assets, plus net property and equipment of $95,314 and deposits of $200.

         Liabilities

         Amexdrug's liabilities as of June 30, 2002 consist of checks written in excess of cash in bank of $17,750, accounts payable of $1,474,837, accrued liabilities of $4,136, current portion of capital lease obligations of $17,306, and total long-term liabilities of $59,207.


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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended June 30, 2002.



                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AMEXDRUG CORPORATION


Date: August 13, 2002           By /s/ Jack Amin
                                   --------------
                                  Jack Amin
                                  Director, President, Chief Executive Officer, Chief Financial Officer and Chief
                                  Accounting Officer

Exhibit 99.1


                       CERTIFICATION PURSUANT TO 18 U.S.C.
                      SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Amexdrug Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack Amin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information contained in the report fairly represents, in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.





                                                     /s/ Jack Amin
                                                     -------------
                                                     Jack Amin
                                                     Chief Executive Officer and
                                                     Chief Financial Officer
                                                     Date:  August 14, 2002