Form 10QSB
period 2002-09-30
AMEXDRUG CORP
filed 2002-11-14
CIK 45621

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to____________

                           Commission File No. 0-7473

                              Amexdrug Corporation
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                     NEVADA                                90-0017017
         --------------------------------             ---------------------
         (State or Other Jurisdiction of           (I.R.S. Employer I.D. No.)
         Incorporation or Organization)

                     8909 West Olympic Boulevard, Suite 112
                         Beverly Hills, California 90211
                  --------------------------------------------
                    (Address of Principal Executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2002, there were 8,052,783 shares of the issuer's common stock issued and outstanding.



                                    AMEXDRUG CORPORATION
                                         FORM 10-QSB

                                      TABLE OF CONTENTS

                               PART I - FINANCIAL INFORMATION
                                                                                        Page
                                                                                        ----
Item 1.  Financial Statements (Unaudited).................................................3
         Condensed Consolidated Balance Sheets-- As of September 30, 2002
           and December 31, 2001 (Unaudited)..............................................4

         Condensed Consolidated Statements of Operations for the Three and Nine Months
           Ended September 30, 2002 and 2001 (Unaudited)..................................5

         Condensed Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2002 and 2001 (Unaudited)..................................6

         Notes to Condensed Consolidated Financial Statements (Unaudited).................7

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................................9

Item 3.   Controls and Procedures........................................................11


                                 PART II - OTHER INFORMATION
Item 1.   Legal Proceedings..............................................................12

Item 2.   Changes in Securities..........................................................12

Item 3.   Defaults Upon Senior Securities................................................12

Item 4.   Submission of Matters to a Vote of Security Holders............................12

Item 5.   Other Information..............................................................12

Item 6.   Exhibits and Reports on Form 8-K...............................................12




PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiary as of September 30, 2002 and December 31, 2001, the related unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 and September 30, 2001, the related unaudited condensed consolidated statements of cash flows for the nine month periods ended September 30, 2002 and September 30, 2001 and the notes to the unaudited condensed consolidated financial statements follow. The financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual financial statements included in Amexdrug's annual report on Form 10-KSB for the year ended December 31, 2001.

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

     Operating results for the quarter ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                        AMEXDRUG CORPORATION AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

                                                                               September 30,     December 31,
                                                                                   2002              2001
                                                                               -------------    --------------
                                                       ASSETS
Current Assets
     Cash$.....................................................................      203,306     $     562,004
     Accounts receivable, net of allowance for doubtful accounts of $66,747
        and $61,362, respectively..............................................      991,719           920,716
     Inventory.................................................................      476,990           235,724
                                                                               -------------    --------------
         Total Current Assets..................................................    1,672,015         1,718,444
                                                                               -------------    --------------

Property and Equipment
     Office and computer equipment.............................................      119,828           119,828
     Leasehold improvements....................................................       15,700            15,700
                                                                               -------------    --------------
         Total Property and Equipment..........................................      135,528           135,528
     Less accumulated depreciation.............................................      (44,649)          (31,346)
                                                                               --------------   ---------------
         Net Property and Equipment............................................       90,879           104,182
                                                                               -------------    --------------
Deposits ......................................................................          200             2,842
                                                                               --------------   ---------------
Total Assets   ................................................................$   1,763,094    $    1,825,468
                                                                               =============    ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable..........................................................$   1,649,355    $    1,768,264
     Accrued liabilities.......................................................       45,322             1,720
     Accrued settlement obligations............................................           -             50,737
     Current portion of capital lease obligations..............................       17,653            18,369
                                                                               -------------    --------------
         Total Current Liabilities.............................................    1,712,330         1,839,090
                                                                               -------------    --------------
Long-Term Liabilities
     Accrued settlement obligations, net of current portion....................           -              7,875
     Capital lease obligations, net of current portion.........................       54,362            76,285
                                                                               -------------    --------------
         Total Long-Term Liabilities...........................................       54,362            84,160
                                                                               -------------    --------------
Stockholders' Deficit
     Common stock, $0.001 par value; 50,000,000 shares authorized;
       8,052,783 issued and outstanding........................................        8,053             8,053
     Additional paid in capital................................................        7,969             7,969
     Accumulated Deficit.......................................................      (19,620)         (113,805)
                                                                               --------------   --------------
         Total Stockholder's Deficit...........................................       (3,598)          (97,782)
                                                                               --------------   --------------
Total Liabilities and Stockholders' Deficit....................................$   1,763,094    $    1,825,468
                                                                               =============    ==============

                            See accompanying notes to condensed consolidated financial statements.

                                                              4


                                      AMEXDRUG CORPORATION AND SUBSIDIARY
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                       For the Three Months            For the Nine Months
                                                        Ended September 30,            Ended September 30,
                                                  -----------------------------    ---------------------------
                                                      2002              2001           2002            2001
                                                  --------------   ------------    ------------   ------------
Sales...........................................  $    5,230,238   $  5,143,914    $ 17,317,134   $ 14,914,979

Cost of Goods Sold..............................       4,987,206      5,341,791      16,716,922     14,948,714
                                                   -------------   ------------    ------------   ------------

Gross Profit....................................         243,032       (197,877)        600,212        (33,735)
                                                   -------------   ------------    ------------   ------------

Selling, General and Administrative Expense.....        (110,597)       (83,938)       (466,959)      (274,075)
Interest Expense................................          (1,495)        (4,935)         (5,867)        (4,935)
Gain from Forgiveness of Debt...................              -              -            8,526             -
Interest and Other Income.......................              -          43,060              -          43,545
                                                   -------------   ------------    ------------   ------------

Income (Loss) Before Income Taxes...............         130,940       (243,690)        135,912       (269,200)

Provision For Income Taxes......................          41,727             -           41,727             -
                                                   -------------   ------------    ------------   ------------

Net Income (Loss)...............................  $       89,213   $   (243,690)   $     94,185   $   (269,200)
                                                   =============   ============    ============   ============

Basic and Diluted Income (Loss) Per
   Common Share.................................  $         0.01   $     (0.03)    $       0.01   $     (0.03)
                                                  ==============   ===========     ============   ===========

Basic and Diluted Weighted-Average Common
  Share Outstanding.............................       8,052,783      8,052,783       8,052,783      8,052,783
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

                                                      5


                                    AMEXDRUG CORPORATION AND SUBSIDIARY
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                               2002              2001
                                                                           -------------    --------------
Cash Flows From Operating Activities
     Net income (loss).....................................................$      94,185    $     (269,200)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
       Depreciation........................................................       13,303            14,919
       Bad debt expense....................................................      (41,478)          (41,332)
       Gain from forgiveness of debt.......................................       (8,526)                -
     Changes in operating assets and liabilities:
         Accounts receivable...............................................      (46,850)         (359,475)
         Inventory.........................................................     (241,339)           76,927
         Prepaid expenses..................................................           73               (78)
         Accounts payable and accrued liabilities..........................      (79,911)          565,438
         Accrued settlement obligations....................................      (36,684)          (69,479)
                                                                           --------------   --------------
            Net Cash Used In Operating Activities..........................     (347,227)          (82,280)
                                                                           --------------   --------------

Cash Flows From Investing Activities
     Decrease in other assets..............................................        2,642            (2,642)
                                                                           -------------    --------------
            Net Cash Provided By (Used In) Investing Activities............        2,642            (2,642)
                                                                           -------------    --------------

Cash Flows From Financing Activities
     Principal payments on capital lease obligations.......................      (14,113)           (5,217)
     Capital contributions by shareholder..................................           -              6,904
     Distributions to shareholders.........................................           -            (36,883)
                                                                           -------------    --------------
            Net Cash Provided By (Used In) Financing Activities............      (14,113)          (35,196)
                                                                           --------------   --------------

Net Decrease in Cash.......................................................     (358,698)         (120,118)
Cash at Beginning of Period................................................      562,004           455,286
                                                                           -------------    --------------

Cash at End of Period......................................................$     203,306    $      335,168
                                                                           =============    ==============

Supplemental Cash Flows Information
     Cash paid for interest................................................$       5,867    $        4,935
                                                                           =============    ==============





                        See accompanying notes to condensed consolidated financial statements.

                                                     6

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2001. The financial position and results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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

The Company's historical revenues and receivables have been derived solely from the pharmaceutical industry. Although the Company primarily sells products on a cash basis, some sales are made under credit terms. The Company performs ongoing credit evaluations of its customers' financial condition and usually requires a delayed check depository from its customers at the date products are shipped. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

During the nine months ended September 30, 2002 purchases from two vendors accounted for approximately 55 and 18 percent of total purchases. As of
September 30, 2002, accounts payable to these vendors accounted for approximately 55 and 18 percent of the total accounts payable.

Fair Value of Financial Instruments --The carrying amounts of the Company's debt obligations approximate fair value based on current interest rates available to the Company.

Revenue Recognition --The Company generates revenues from the resale of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. The Company accounts for these revenues at the time of shipment to and acceptance by the customer.

Net Income (Loss) Per Common Share--Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is computed by dividing adjusted net income (loss) by the weighted-average number of common shares and the dilutive potential common share equivalents outstanding. As of September 30, 2002 and 2001 the Company did not have any potential common share equivalents.

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

The Company has elected to apply the early application of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which provides that the net gain or loss from extinguishment of debt no longer is required to be classified as an extraordinary item and has classified the gain as a component of operations.

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

     The name of the Company was changed to Amexdrug Corporation in April 2000 to reflect the change in the Company's business to the sale of pharmaceutical products. The officers and directors of the Company also changed in April 2000. The domicile of the Company was changed from California to Nevada in December 2001. At that time the Company changed its fiscal year end from June 30 to December 31.

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

     Amexdrug has assumed the operations of Allied as its primary operations, and Amexdrug intends to build on the pharmaceutical wholesale operations of Allied.

     The accompanying financial information includes the operations of Allied Med, Inc. for all periods presented and the operations of Amexdrug Corporation from April 25, 2000.

     Results of Operations
     ---------------------

     For the three months ended September 30, 2002, Amexdrug reported sales of $5,230,238, comprised entirely of income from the Allied Med, Inc. pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This was $86,324 more than the $5,143,914 of sales reported for the three months ended September 30, 2001. For the nine months ended September 30, 2002, sales reported by Amexdrug were $17,317,134, which is $2,402,155 more than the $14,914,979 reported for the nine months ended September 30, 2001. Cost of goods sold for the three months ended September 30, 2002 was $4,987,206, a decrease of $354,585 over the $5,341,791 cost of goods sold for the three months ended September 30, 2001. Cost of goods sold for the nine months ended September 30, 2002 was $16,716,922, an increase of $1,768,208 over the $14,948,714 cost of goods sold for the nine months ended September 30, 2001. During the three months ended September 30, 2002 gross profit improved by $440,909 to $243,032 or 4.6% of sales from the ($197,877) or a negative 3.8% of sales recorded for the three months ended September 30, 2001. For the nine months ended September 30, 2002 gross profit improved by $633,947 to $600,212 or 3.5% of sales from the ($33,735) or a negative 0.2% of sales recorded for the nine months ended September 30, 2001.

     Selling, general and administrative expense was $110,597 for the three months ended September 30, 2002, an increase of $26,659 from the $83,938 recorded for the three months ended September 30, 2001. For the nine months ended September 30, 2002, Amexdrug reported selling, general and administrative expense as $466,959, an increase of $192,884 from the $274,075 reported for the nine months ended September 30, 2001. This increase in selling, general and administrative expense is attributable to an increase in expenses related to the increase in the Company's operations.

     During the three months ended September 30, 2002, Amexdrug experienced net income of $89,213, as compared to the $243,690 net loss incurred for the three months ended September 30, 2001. During the nine months ended September 30, 2002, Amexdrug experienced net income of $94,185 as compared to the $269,200 net loss reported for the nine months ended September 30, 2001. Amexdrug's improvement in net profits during the three and nine month periods ended September 30, 2002 is attributable to increases in sales and profit margins in prescription generic products.

     Liquidity and Capital Resources - September 30, 2002
     ----------------------------------------------------

     Assets

     As of September 30, 2002, Amexdrug reported total current assets of $1,672,015, comprised of cash of $203,306, accounts receivable, net of $991,719 and inventory of $476,990. Total assets as of September 30, 2002 were $1,763,094, which included total current assets, plus net property and equipment of $90,879 and deposits of $200.

     Liabilities

     Amexdrug's liabilities as of September 30, 2002 consist of accounts payable of $1,649,355, accrued liabilities of $45,322, current portion of capital lease obligations of $17,653, and total long-term liabilities of $54,362.

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

Item 3.  Controls and Procedures.

     (a)  Evaluation of disclosure controls and procedures.

     Jack Amin who serves as both Amexdrug Corporation's chief executive officer and its chief financial officer, after evaluating the effectiveness of Amexdrug Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, Amexdrug Corporation's disclosure controls and procedures were adequate and effective to ensure that material information relating to Amexdrug Corporation and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

     (b) Changes in internal controls.

     There  were no  significant  changes  in  Amexdrug  Corporation's  internal controls or in other factors that could significantly affect Amexdrug Corporation's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

         None.

          (b) Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended September 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMEXDRUG CORPORATION


Date: November 13, 2002               By: /s/ Jack Amin
                                          -------------
                                          Jack Amin
                                          Director, President, Chief Executive
                                          Officer, Chief Financial Officer and
                                          Chief Accounting Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER

     I, Jack Amin, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Amexdrug Corporation ("Amexdrug");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of Amexdrug as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Amexdrug and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Amexdrug, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Amexdrug's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the `Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

     5. I have disclosed, based on my most recent evaluation, to Amexdrug's auditors and the audit committee of Amexdrug's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Amexdrug's ability to record, process, summarize and report financial data and have identified for Amexdrug's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Amexdrug's internal controls.

     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                     /s/ Jack Amin
                                             --------------
                                             Jack Amin
                                             Chief Executive Officer and Chief
                                             Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Amexdrug Corporation on Form10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack Amin, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.



/s/ Jack Amin
--------------
Jack Amin
Chief Executive Officer and Chief Financial
Officer
November 13, 2002