Form 10KSB
period 2002-12-31
AMEXDRUG CORP
filed 2003-03-31
CIK 45621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended       December 31, 2002
                                   ------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _______________ to _________________

         Commission File number      0-7473
                                ---------------


                              AMEXDRUG CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                 Nevada                                  90-0017017
         --------------------------------         -------------------------
         State or other jurisdiction of          (I.R.S. Employer I.D. No.)
         incorporation or organization

         8909 West Olympic Blvd., Suite 112, Beverly Hills, CA       90211
         -----------------------------------------------------    ------------
              (Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code      (310) 855-0475
                                                         ----------------------

         Securities registered pursuant to section 12 (b) of the Act:

         Title of each class          Name of each exchange on which registered
                None                                       None
         -------------------          -----------------------------------------

         Securities registered pursuant to section 12 (g ) of the Act:

                                      None
                       ----------------------------------
                                (Title of Class)

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

State issuer's revenues for its most recent fiscal year:  $22,249,952

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At March 21, 2003, the aggregate market value of the voting stock held by non-affiliates was $882,021, based upon 217,783 shares held by non-affiliates, and the average of the bid price ($4.05 per share) and the asked price ($4.15 per share) of $4.10 per share.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes [x]   No [  ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 28, 2003, the registrant had 8,052,783 shares of common stock issued and outstanding.

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

ITEM 2.    DESCRIPTION OF PROPERTIES........................................ 13

ITEM 3.    LEGAL PROCEEDINGS................................................ 15

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS................ 15


PART II
-------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......... 15

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........ 17

ITEM 7.    FINANCIAL STATEMENTS............................................. 19

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE......................................... 30


PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE
              ACT........................................................... 30

ITEM 10.   EXECUTIVE COMPENSATION........................................... 32

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.................................................... 34

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 35

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K................................. 36

ITEM 14.   CONTROLS AND PROCEDURES.......................................... 36

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

In 2000, Allied's gross sales exceeded $8 million. In 2001, Allied's gross sales
were  approximately   $21.2  million.   In  2002,   Allied's  gross  sales  were
approximately $22.2 million.

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

Notwithstanding these precautions, the Company cannot assure that the security mechanisms will prevent security breaches or service breakdowns. Despite the implemented security measures, servers can be vulnerable to computer viruses, physical or electronic break-ins or other similar disruptions. Such a disruption could lead to interruptions or delays in service, loss of data, or an inability to accept and fulfill online customer orders. Any of these events could materially affect the Company's business.

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

Dependence on major suppliers

During the year ended December 31, 2002 purchases from three suppliers accounted for 65%, 14% and 10% of our total purchases, respectively. During the year ended December 31, 2001 purchases from one of our suppliers accounted for 84% of our total purchases. We presently enjoy a good relationship with our suppliers. If for any reason our business with our suppliers was interrupted or discontinued in the future, we would be able to acquire most, if not all, of the same products from other suppliers at similar competitive prices.

No dependence on major customers

Not one of our customers accounted for more than 10% of our sales during either of the years ended December 31, 2002 or 2001.

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

On March 21, 1997 Harlyn Products, Inc. filed for bankruptcy in the United States Bankruptcy Court, Central District of California in the Los Angeles Division under Chapter 11, with Howard M. Ehrenberg as trustee, and emerged from bankruptcy on April 25, 2000 under Chapter 7 with no remaining assets or liabilities.

Pursuant to the bankruptcy settlement, the name of the Company was changed to Amexdrug Corporation. The bankruptcy settlement resulted in a change in officers and directors of the Company, with the result that the persons who served as officers and/or directors of the Company at the time of the bankruptcy filing are no longer associated with the Company. New officers and directors were elected. The settlement also provided that the par value of the common shares of the Company be reduced from $.10 to $.001, the authorized and any outstanding preferred shares were canceled, the outstanding common stock was reverse split on a one hundred shares for one share basis, and 1,000,000 post reverse split common shares were issued to Jack Amin, currently the President and a director of the Company, in exchange for $100,000 which was paid into the bankruptcy court. The total of the post reverse split outstanding shares, following completion of the terms of the settlement, was 1,052,783.

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

------------------------------------------------------------------------------

                        ITEM 2. DESCRIPTION OF PROPERTIES

------------------------------------------------------------------------------

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

Additional properties

Effective December 20, 2002, Jack Amin and his wife contributed four undeveloped parcels of real property to Allied Med, Inc. as an additional capital contribution to the Company. The Company did not pay anything to Mr. or Mrs. Amin for the properties. The properties are held by the Company for investment purposes. A description of each of the properties has been included below:

     1. One property is located in San Bernardino County, California and is approximately two and one-half (2.5) acres in size. The property is not encumbered by any mortgage, trust deed or other encumbrance. The property is undeveloped and vacant. The Company has no present plans to develop or use the property in its business. The Company intends to hold the property for investment purposes. The property may eventually be sold by the Company in the future to generate cash that can be used to fund operations and possible expansion of the Company's business.

     2. One property is located in San Bernardino County, California and is approximately five (5) acres in size. The property is not encumbered by any mortgage, trust deed or other encumbrance. The property is undeveloped and vacant. The Company has no present plans to develop or use the property in its business. The Company intends to hold the property for investment purposes. The property may eventually be sold by the Company in the future to generate cash that can be used to fund operations and possible expansion of the Company's business.

     3. One property is located in Los Angeles County, California and is approximately two and one-half (2.5) acres in size. The property is not encumbered by any mortgage, trust deed or other encumbrance. The property is undeveloped and vacant. The Company has no present plans to develop or use the property in its business. The Company intends to hold the property for investment purposes. The property may eventually be sold by the Company in the future to generate cash that can be used to fund operations and possible expansion of the Company's business.

     4. One property is located in Lake County, Oregon and is less than one-half (0.5) acre in size. The property is not encumbered by any mortgage, trust deed or other encumbrance. The property is undeveloped and vacant. The Company has no present plans to develop or use the property in its business. The Company intends to hold the property for investment purposes. The property may eventually be sold by the Company in the future to generate cash that can be used to fund operations and possible expansion of the Company's business.

------------------------------------------------------------------------------

                            ITEM 3. LEGAL PROCEEDINGS

------------------------------------------------------------------------------

Amexdrug is not a party to any material pending legal proceedings. Amexdrug's property is not subject to any material pending legal proceedings. To the best of Amexdrug's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against Amexdrug.

------------------------------------------------------------------------------

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

-----------------------------------------------------------------------------

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report. The merger which occurred in December 2001 to change the Company's domicile from California to Nevada was accomplished without a vote of the public company's shareholders, as permitted by applicable corporate law.

                                     PART II

------------------------------------------------------------------------------

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

------------------------------------------------------------------------------

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

Quarter ended                 High bid          Low bid
-------------                 --------          -------

March 31, 2000                 $0.10             $0.10
June 30, 2000                  $0.10             $0.10
September 30, 2000             None              None
December 31, 2000              $0.10             $0.10
March 31, 2001                 $1.50             $0.10
June 30, 2001                  $6.00             $2.70
September 30, 2001             $3.00             $0.10
December 31, 2001              $0.50             $0.25
March 31, 2002                 $1.01             $0.25
June 30, 2002                  $3.00             $0.60
September 30, 2002             $2.80             $0.55
December 31, 2002              $4.95             $1.30

Holders

The number of record holders of Amexdrug's common stock as of March 28, 2003 is approximately 189.

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

-----------------------------------------------------------------------------

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

------------------------------------------------------------------------------

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

Results of operations

For the year ended September 30, 2002, Amexdrug reported sales of $22,249,952, comprised entirely of income from the Allied Med, Inc. pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This was $995,871 more than the $21,254,081 of sales reported for the year ended December 31, 2001. Cost of goods sold for the year ended December 31, 2002 was $21,628,472, an increase of $713,592 over the $20,914,880 cost of goods sold for the year ended September 30, 2001. During the year ended December 31, 2002 gross profit improved by $282,279 to $621,480 or 2.8% of sales from the $339,201 or 1.6% of sales recorded for the year ended December 31, 2001.

Selling, general and administrative expense was $633,104 for the year ended December 31, 2002, an increase of $206,111 from the $426,993 recorded for the year ended December 31, 2001. This increase in selling, general and administrative expense is attributable to an increase in expenses related to the increase in the Company's operations.

During the year ended December 31, 2002, Amexdrug experienced a net loss of $18,040, as compared to the $92,078 net loss incurred for the year ended December 30, 2001. Amexdrug's decrease in the size of its net loss during the year ended December 31, 2002 is attributable to increases in sales and profit margins in prescription generic products.

Liquidity and capital resources - December 31, 2002

     Assets

     As of December 31, 2002, Amexdrug reported total current assets of $1,417,095, comprised of cash of $338,529, accounts receivable, net of $682,627 and inventory of $395,939. Total assets as of December 31, 2002 were $1,490,603, which included total current assets of $1,417.095, plus net property and equipment of $73,308 and deposits of $200.


     Liabilities

     Amexdrug's liabilities as of December 31, 2002 consist of accounts payable of $1,535,684, accrued liabilities of $2,344, current portion of capital lease obligations of $18,373, and total long-term liabilities of $50,025.


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

-----------------------------------------------------------------------------

                          ITEM 7. FINANCIAL STATEMENTS

------------------------------------------------------------------------------

Amexdrug's consolidated audited balance sheets as of December 31, 2002 and 2001, and Amexdrug's consolidated audited statements of operations, stockholders' equity (deficit), and cash flows for the fiscal years ended December 31, 2002 and 2001 are included below.






                       AMEXDRUG CORPORATION AND SUBSIDIARY


                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Certified Public Accountants...........................F-2

Consolidated Balance Sheets-- December 31, 2002 and 2001.....................F-3

Consolidated Statements of Operations for the Years Ended December 31,
   2002 and 2001.............................................................F-4

Consolidated Statements of Stockholders' Deficit for the Years Ended
   December 31, 2001 and 2002................................................F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
   2002 and 2001.............................................................F-6

Notes to Consolidated Financial Statements...................................F-7

 HANSEN, BARNETT & MAXWELL                                   (801) 532-2200
 A Professional Corporation                               Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                           5 Triad Center, Suite 750
                                                      Salt Lake City, Utah 84180
                                                           www.hbmcpas.com



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Stockholders
Amexdrug Corporation

We have audited the accompanying consolidated balance sheets of Amexdrug Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amexdrug Corporation and subsidiary as of December 31, 2002, and the consolidated results of operations and cash flows of Amexdrug Corporation for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. During the years ended December 31, 2002 and 2001, the Company had net losses of $18,040 and $92,078, respectively, and during the year ended December 31, 2002, the Company's operations used $199,861 of cash. At December 31, 2002, the Company had a working capital deficiency of $139,306 and a capital deficiency of $115,823. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                      HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 24, 2003






an independent member of
BAKER TILLY                                    Member of AICPA Division of Firms
INTERNATIONAL                                                    Member of SECPS


                                            AMEXDRUG CORPORATION AND SUBSIDIARY
                                                CONSOLIDATED BALANCE SHEETS
                                                DECEMBER 31, 2002 AND 2001


                                                                                               2002             2001
                                                                                        ----------------  ---------------
                                         ASSETS
Current Assets
     Cash ..............................................................................$        338,529  $       562,004
     Accounts receivable, net of allowance for doubtful accounts of $152,083 and
       $61,362 and allowance for sales returns of $166,741 and $0, respectively.........         682,627          920,716
     Inventory, plus allowance for sales returns of $162,255 and $0, respectively.......         395,939          235,724
                                                                                        ----------------  ---------------
         Total Current Assets...........................................................       1,417,095        1,718,444
                                                                                        ----------------  ---------------

Property and Equipment
     Office and computer equipment......................................................         119,828          119,828
     Leasehold improvements.............................................................          15,700           15,700
                                                                                        ----------------  ---------------
                                                                                                 135,528          135,528
     Less accumulated depreciation......................................................         (62,220)         (31,346)
                                                                                        ----------------  ---------------
         Net Property and Equipment.....................................................          73,308          104,182
                                                                                        ----------------  ---------------
Investment in Real Estate (Note 1)......................................................              --               --

Deposits ...............................................................................             200            2,842
                                                                                        ----------------  ---------------
Total Assets   .........................................................................$      1,490,603  $     1,825,468
                                                                                        ================  ===============



                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable...................................................................$      1,535,684  $     1,768,265
     Accrued liabilities................................................................           2,344            1,720
     Accrued settlement obligations.....................................................              --           50,737
     Current portion of capital lease obligations.......................................          18,373           18,369
                                                                                        ----------------  ---------------
         Total Current Liabilities......................................................       1,556,401        1,839,091
                                                                                        ----------------  ---------------
Long-Term Liabilities
     Accrued settlement obligations, net of current portion.............................              --            7,875
     Capital lease obligations, net of current portion..................................          50,025           76,285
                                                                                        ----------------  ---------------
         Total Long-Term Liabilities....................................................          50,025           84,160
                                                                                        ----------------  ---------------
Stockholders' Deficit
     Common stock, $0.001 par value; 50,000,000 shares authorized
     and 8,052,783 issued and outstanding...............................................           8,053            8,053
     Additional paid in capital.........................................................           7,969            7,969
     Accumulated deficit................................................................        (131,845)        (113,805)
                                                                                        ----------------  ---------------
         Total Stockholder's Deficit....................................................        (115,823)         (97,783)
                                                                                        ----------------  ---------------
Total Liabilities and Stockholders' Deficit.............................................$      1,490,603  $     1,825,468
                                                                                        ================  ===============



                               See accompanying notes to consolidated financial statements.
                                                            F-3




                                 AMEXDRUG CORPORATION AND ALLIED MED, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                   For the Years Ended
                                                                                       December 31,
                                                                                  2002           2001
                                                                             ------------    ------------
Sales ....................................................................   $ 22,249,952    $ 21,254,081
Cost of goods sold .......................................................     21,628,472      20,914,880
                                                                             ------------    ------------

Gross Profit .............................................................        621,480         339,201

Selling, general and administrative expense ..............................       (633,104)       (426,993)
Interest expense .........................................................         (8,419)         (6,498)
Gain from forgiveness of debt ............................................          8,526            --
Interest and other income ................................................           --             2,212
                                                                             ------------    ------------

Loss Before Cumulative Effect of Change in Accounting Principle ..........        (11,517)        (92,078)

Cumulative effect of change in depreciation method .......................         (6,523)           --
                                                                             ------------    ------------

Net Loss .................................................................   $    (18,040)   $    (92,078)
                                                                             ============    ============

Basic and Diluted Loss Per Common Share
     Loss before cumulative effect of change in accounting principle .....   $       --      $      (0.01)
     Cumulative effect of change in depreciation method ..................           --              --
                                                                             ------------    ------------
     Net loss ............................................................   $       --      $      (0.01)
                                                                             ============    ============

     Basic and diluted weighted-average common shares outstanding ........      8,052,783       8,052,783
                                                                             ============    ============

Supplemental Pro Forma Amounts Assuming Retroactive Application
  of New Depreciation Method
     Net loss ............................................................   $    (11,517)   $   (104,397)
                                                                             ============    ============
     Basis and diluted loss per common share .............................   $       --      $      (0.01)
                                                                             ============    ============



                       See accompanying notes to consolidated financial statements.

                                                    F-4



                                         AMEXDRUG CORPORATION AND ALLIED MED, INC.
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                                                  Total
                                                       Common Stock            Additional                    Stockholders'
                                                ---------------------------      Paid-In       Accumulated      Equity
                                                   Shares         Amount         Capital         Deficit       (Deficit)
                                                ------------   ------------   ------------    ------------   ------------
Balance, December 31, 2000......................   8,052,783   $      8,053   $    120,930    $   (108,901)  $     20,082

Distributions to shareholder....................          --             --        (39,592)             --        (39,592)
Capital contribution by shareholder, no
  additional shares issued......................          --             --         13,805              --         13,805
Net loss........................................          --             --        (87,174)         (4,904)       (92,078)
                                                ------------   ------------   ------------    ------------   ------------
Balance, December 31, 2001......................   8,052,783   $      8,053   $      7,969    $   (113,805)  $    (97,783)

Real estate contributed by shareholder,
  no additional shares issued...................          --             --             --              --             --
Net loss........................................          --             --             --         (18,040)       (18,040)
                                                ------------   ------------   ------------    ------------   ------------
Balance, December 31, 2002......................   8,052,783   $      8,053   $      7,969    $   (131,845)  $   (115,823)
                                                ============   ============   ============    ============   ============






                               See accompanying notes to consolidated financial statements.

                                                            F-5



                                      AMEXDRUG CORPORATION AND ALLIED MED, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                           For the Years Ended
                                                                                              December 31,
                                                                                         2002              2001
                                                                                   ----------------  ---------------
Cash Flows from Operating Activities
     Net income (loss)............................................................ $        (18,040) $       (92,078)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation...............................................................           24,351           12,032
       Bad debt expense...........................................................           90,721           20,030
       Cumulative effect of change in accounting principle........................            6,523               --
     Changes in operating assets and liabilities:
         Accounts receivable......................................................          147,368         (541,130)
         Inventory................................................................         (160,215)         187,703
         Accounts payable.........................................................         (232,581)         676,860
         Related party accounts payable...........................................               --           (8,901)
         Accrued liabilities......................................................              624           (5,585)
         Accrued settlement obligations...........................................          (58,612)        (106,530)
                                                                                   ----------------  ---------------
              Net Cash Provided By (Used In) Operating Activities.................         (199,861)         142,401
                                                                                   ----------------  ---------------

Cash Flows from Investing Activities
     Decrease (increase) in deposits..............................................            2,642           (2,642)
                                                                                   ----------------  ----------------
              Net Cash Provided by (Used In) Investing Activities.................            2,642           (2,642)
                                                                                   ----------------  ----------------

Cash Flows from Financing Activities
     Principal payments on capital lease obligations..............................          (26,256)          (7,254)
     Capital contributions by shareholder.........................................               --           13,805
     Distributions to shareholders................................................               --          (39,592)
                                                                                   ----------------  ----------------
              Net Cash Used In Financing Activities...............................          (26,256)         (33,041)
                                                                                   ----------------  ----------------

Net Increase (Decrease) in Cash...................................................         (223,475)         106,718
Cash at Beginning of Year.........................................................          562,004          455,286
                                                                                   ----------------  ---------------

Cash at End of Year............................................................... $        338,529  $       562,004
                                                                                   ================  ===============

Supplemental Cash Flows Information
     Cash paid for interest........................................................$          8,419  $         6,498
                                                                                   ================  ===============

Noncash Investing and Financing Activities
     Property and equipment acquired by capital lease..............................$             --  $       101,908
     Real estate contributed by shareholder........................................              --               --



                             See accompanying notes to consolidated financial statements.



                    AMEXDRUG CORPORATION AND ALLIED MED, INC.
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


NOTE 1 - Organization and Nature of Operations

Organization and Nature of Operations-- Allied Med, Inc. was organized in October 1997 in the State of Oregon as a wholly-owned corporation of Jack Amin. Allied Med, Inc. is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements. Allied Med, Inc. distributes its products primarily in the United States of America, to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers.

In April 2000, the Company loaned Jack Amin $100,000 to purchase 1,000,000 shares of common stock of Harlyn Products, Inc., a publicly-traded Company. On April 25, 2000, the sale was approved and the shares were purchased. Additionally, there were 52,783 additional common shares that remained outstanding of Harlyn Products, Inc. after a 1-for-100 reverse stock split. In June 2000, Harlyn Products, Inc. changed its name to Amexdrug Corporation.

Harlyn Products, Inc. had no prior operations that continued after the purchase. As a result, the acquisition of the majority of its common stock by Jack Amin was accounted for as the acquisition of its monetary assets, which there were none, for $100,000; therefore, the $100,000 payment was charged to operations of Amexdrug Corporation on the date it was paid. The $100,000 note payable to Allied Med, Inc. was due on demand and bore interest at 5%.

On December 31, 2001, Jack Amin exchanged all of the issued and outstanding common stock of Allied Med, Inc. for 7,000,000 shares of Amexdrug Corporation. In addition, Amexdrug Corporation assumed the note payable and accrued interest payable to Allied Med, Inc. Since this exchange was between entities under common control, it was accounted for at historical cost. The accompanying consolidated statements of operations include the operations of Allied Med, Inc. and Amexdrug Corporation (referred to herein, on a combined basis, as the Company) for all periods presented. Stockholders' deficit and loss per share information have been restated for all periods presented to give retroactive effect to the reorganization on December 31, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Condition -- During the years ended December 31, 2002 and 2001, the Company had losses from operations of $18,040 and $92,078, respectively, and during the year ended December 31, 2002, the Company's operations used $199,861 of cash. At December 31, 2002, the Company had a working capital deficiency of $139,306 and a capital deficiency of $115,823. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes the Company can sell certain real estate properties to fund the needs of the Company; however, there is no assurance that management will be successful in selling the properties, or if the properties are sold, that the proceeds will be sufficient for the needs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents -- For purposes of the statements of cash flows, all highly-liquid debt instruments purchased with an original maturity of three months or less have been considered cash equivalents.

                    AMEXDRUG CORPORATION AND ALLIED MED, INC.
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Concentrations and Credit Risk -- At December 31, 2002, the Company had cash in excess of federally insured limits of $237,017.

The Company's historical revenues and receivables have been derived solely from the pharmaceutical industry. Although the Company primarily sells products on a cash-on-delivery basis, the Company also sells products to certain customers under credit terms. The Company performs ongoing credit evaluations of its customers' financial condition and usually requires a delayed check depository from its customers at the date products are shipped. The Company maintains an allowance for accounts receivable that may become uncollectible.

During the year ended December 31, 2002 purchases from three vendors accounted for 65%, 14%, and 10% of total purchases, respectively. During the year ended December 31, 2001 purchases from one vendor accounted for 84% of total purchases. The loss of any of these vendors could have a significant negative effect upon the Company's future operations.

Fair Value of Financial Instruments -- The carrying amounts of capital lease obligations approximate their fair values based on current interest rates available to the Company.

Inventory -- Inventory includes purchased products for resale and is stated at the lower of cost (using the first-in, first-out method) or market value. Provisions, when required, are made to reduce excess and expired inventory to its estimated net realizable value. Although competitive pressures and pharmaceutical advancements expose the Company to the risk that estimates of the net realizable value could change in the near term, the Company's agreements with most vendors provide for the right of return of outdated or expired inventory. The Company is exposed to other ownership related risks associated with inventory.

Property and Equipment -- Property and equipment are stated at cost less accumulated depreciation. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation is computed using straight-line and declining-balance methods over the estimated useful lives of the related assets, which are as follows:



   Office and computer equipment....................       3 - 10 years
   Leasehold improvements...........................       2 - 5 years

Depreciation expense was $24,351 and $12,032 for the years ended December 31, 2002 and 2001, respectively. On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Change in Accounting Principle -- During the year ended December 31, 2002, the Company changed depreciation methods from the declining-balance method to the straight-line method. The change was made to more closely match the use of underlying property and equipment. This resulted in a decrease in depreciation expense for the year of $15,801. Under the prior method, depreciation expense would have been approximately $41,060.

The effect of the change in 2002 was an increase of net loss by approximately $6,523. The cumulative effect of applying the new method to years prior to 2002 was included in the results of operations of 2002. The pro forma amounts shown on the statement of operations have been adjusted for the effect of retroactive application of the new depreciation on prior years.

                    AMEXDRUG CORPORATION AND ALLIED MED, INC.
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


Investment in Real Estate -- On December 19, 2002, Jack Amin and his wife contributed four parcels of real estate to the Company. The real estate has been recorded at its historical cost of $0. The real estate is not used in the Company's operations and is held for sale.

Impairment of Long-Lived Assets -- The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2002, the Company did not consider any of its long-lived assets to be impaired.

Revenue Recognition -- The Company generates revenues from the resale of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. The Company accounts for these revenues at the time of shipment to the customer. An allowance for sales returns is provided for products sold on a cash-on-delivery basis that are not accepted or paid for by the customer.

Income Taxes -- Allied Med, Inc. and its shareholder elected to be taxed under the provisions of Subchapter S of the internal Revenue Code through December 31, 2001, when that election terminated. Under those provisions, Allied Med, Inc. did not pay federal or state corporate income taxes or receive the benefits from its operating loss carry forwards. Instead, its stockholder was liable for individual federal and state income taxes and benefited from Allied Med. Inc.'s operating losses. As a result, all income or loss from Allied Med, Inc. has been recognized as having been constructively distributed to the Allied Med Inc. shareholder and contributed to the capital of Allied Med, Inc.

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

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares and the dilutive potentially issuable common shares outstanding. As of December 31, 2001 the Company did not have any potentially issuable common shares.

Recent Accounting Pronouncements -- In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Account Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. The Company implemented SFAS No. 144 effective January 1, 2002. The adoption of this standard had no material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, the statement modifies the criteria classification of gains and losses on debt extinguishments such that they

                    AMEXDRUG CORPORATION AND ALLIED MED, INC.
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30. The Company elected to adopt this standard during the year ended December 31, 2002. Accordingly, the gain recognized from forgiveness of debt associated with renegotiating the terms of certain capital lease obligations during the year ended December 31, 2002 was recognized in the loss from operations rather than as an extraordinary item.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee plan severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have any material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to amend the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income or loss of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also requires disclosure about those effects in interim financial information. The adoption of this standard had no material effect on the Company's financial position or results of operations.

NOTE 2 - ACCRUED SETTLEMENT OBLIGATIONS

In 1999, the Company entered into settlement agreements with numerous vendors due to the Company's inability to pay the vendors. Under these settlement agreements the Company agreed to pay these vendors a total of $588,140. The Company paid a portion at the initial execution of the agreement and has paid the remaining balance based on various payment plans. The payment plans ranged from 24 to 36 months. During the years ended December 31, 2002 and 2001 the Company made payments of $58,612 and $106,530 on the agreements. At December 31, 2002, the Company had no further obligation under the settlement agreements.

NOTE 3 - Leases

Capital Lease Obligations --Certain equipment is leased under capital lease agreements. The following is a summary of assets held under capital lease agreements at December 31, 2002:

            Property and equipment.............................  $     101,908
            Less: Accumulated amortization.....................        (45,275)
                                                                 --------------
                                                                 $      56,633
                                                                 ==============

                    AMEXDRUG CORPORATION AND ALLIED MED, INC.
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


The following is a schedule of future minimum lease payments under capital lease agreements together with the present value of the net minimum lease payments:

    Year Ending December 31,
    ------------------------
           2003.............................................  $      23,279
           2004.............................................         22,776
           2005.............................................         21,445
           2006.............................................         11,132
           2007.............................................             --
                                                               -------------
           Total minimum lease payments.....................         78,632
          Less:  Amount representing interest...............        (10,234)
                                                               -------------
          Present value of net minimum lease payments.......         68,398
          Less:  Current portion............................        (18,373)
                                                               -------------
           Long-term portion................................   $     50,025
                                                               =============

Operating Leases --The Company leases its operating facilities un non-cancelable operating lease that expires during April 2004. The monthly lease payment in the first year of the lease is $1,528 increasing to $1,563 in the second year. Additionally, the Company leases its executive offices on a month-to-month basis. The monthly rental payment is $950. Rent expense for the years ended December 31, 2002 and 2001 was $27,024 and $18,473, respectively

Future minimum payments due under the operating leases were as follows as of December 31, 2002:

 Year Ending December 31,
-------------------------
      2003...............................................  $      18,616
      2004...............................................          6,252
                                                           -------------
      Total..............................................  $      24,868
                                                           =============

NOTE 4 - Income taxes

The components of the net deferred tax asset as of December 31, 2002 and 2001 are as follows:

                                                    2002             2001
                                               -------------    -------------
        Operating loss carry forwards..........$       7,851    $       4,694
        Valuation allowance....................       (7,851)          (4,694)
                                               -------------    -------------
        Net Deferred Tax Asset.................$          --    $          --
                                               =============    =============

As of December 31, 2002 the Company had net operating loss carry forwards for federal income tax reporting purposes of $26,231 which will expire, beginning in 2021.

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the years ended December 31, 2002 and 2001:
                                                       2001            2000
                                                  -------------   -------------
   Income tax benefit at statutory rate (34%).....$      (4,225)  $      (1,667)
   Change in valuation allowance..................        2,602           1,829
   State benefit net of federal tax...............       (1,623)           (162)
                                                  -------------   -------------
   Provision for Income Taxes.....................$          --   $          --
                                                  =============   =============

------------------------------------------------------------------------------

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

------------------------------------------------------------------------------

Amexdrug has had no changes in its certified public accountants or experienced other matters required to be disclosed pursuant to Item 304 of Regulation S-B during the two most recent fiscal years or any later interim period, except as disclosed in a Form 8-K Current Report filed March 18, 2002.


                                    PART III

------------------------------------------------------------------------------

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

------------------------------------------------------------------------------

Identification of directors and executive officers

The following table as of March 28, 2003, includes the name, age, and position of each executive officer and director of Amexdrug and the term of office of each director.

Name               Age    Position                Director and/or Officer Since
----               ---    --------                -----------------------------

Jack Amin          44     President, Secretary,           April 2000
                          Treasurer and Director

Rodney S. Barron,  50     Director                        December 2001
M.D.

Behrooz Meimand    54     Director                        December 2001

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

Jack Amin has served as the President, Secretary, Treasurer and as a director of Amexdrug since April 2000. He holds a Bachelor of Science in Electronic Engineering from Western State College of Engineering of LA, California in 1982. Since 1980 Mr. Amin has been engaged in various capacities, including sales and management, within the pharmaceutical industry. Mr. Amin has served as the President, Chief Executive Officer and director of Amexdrug's wholly-owned subsidiary, Allied Med, Inc., a company which he founded in 1997.

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

Section 16(a) beneficial ownership reporting compliance

From the time Amexdrug ceased operations in 1997 until Mr. Amin became an officer and director in April 2000, the Company knows of no person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person"), who failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(d) during its most recent fiscal year, other than as disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years:

                  (1) Jack Amin filed his initial Form 3 report on October 10, 2000, approximately five months late. Mr. Amin filed a Form 5 report that was due to have been filed February 15, 2002 on approximately March 1, 2002. The Form 5 report describes a gift of 165,000 shares of Amexdrug common stock which Mr. Amin made in December 2001 and the acquisition of 7,000,000 shares by Mr. Amin which occurred on December 31, 2001.

                  (2) Dr. Rodney Barron filed a Form 3 report on May 2, 2002 which should have been filed on or before December 27, 2001. He does not currently own any shares of the Company's common stock.

                  (3) Mr. Behrooz Meimand filed a Form 3 report on May 2, 2002 which should have been filed on or before December 27, 2001. He does not currently own any shares of the Company's common stock.

------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

------------------------------------------------------------------------------

Cash compensation

The following table sets forth the aggregate compensation paid by Amexdrug and/or its subsidiary, Allied Med, Inc., for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                        Long Term Compensation
                    Annual Compensation Awards              Payouts
                    --------------------------              -------

(a)        (b)       (c)     (d)    (e)     (f)       (g)       (h)   (i)

                                                     Secur-
                                                     ities          All
Name and   Year or                  Other    Rest-   Under-   LTIP  Other
Principal  Period    Salary  Bonus  Annual   ricted  lying    Pay-  Compen-
Position   Ended       ($)    ($)   Compen-  Stock   Options  outs  sation
--------------------------------------------------------------------------

Jack Amin    12/31/00 $89,338   0       0      0          0      0     0
President/   12/31/01 $63,592   0       0      0          0      0     0
Director     12/31/02 $24,000   0       0      0          0      0     0

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Amexdrug's management during the fiscal years ended December 31, 2002 and 2001. Further, no member of Amexdrug's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

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

Amexdrug intends to enter into an employment agreement with Jack Amin in the near future that will provide for an initial salary of $150,000 per year retroactive to January 1, 2003, and possible bonuses as the board of directors may determine are appropriate. In the event Amexdrug is unable to pay the full $150,000 per year annual salary to Mr. Amin, he has indicated that he may accept a portion of the salary in the form of Amexdrug common stock.

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

Other compensation

None.

------------------------------------------------------------------------------

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

------------------------------------------------------------------------------

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to Amexdrug to be the beneficial owners of more than five percent of Amexdrug's common stock as of March 28, 2003. Each of these persons has sole investment and sole voting power over the shares indicated.

                                Number                  Percent
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

Jack Amin                      7,835,000                  97.3%
8909 West Olympic Blvd.
Suite 112
Beverly Hills, CA 90211


Security ownership of management

The following table sets forth the share holdings of Amexdrug's directors and executive officers as of March 28, 2003. Each of these persons has sole investment and sole voting power over the shares indicated.

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

-----------------------------------------------------------------------------

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

------------------------------------------------------------------------------

Transactions with management and others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, during the last two fiscal years ended December 31, 2002, or since December 31, 2002, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest, other than the following:

     1. On December 31, 2001, Jack Amin exchanged all of the issued and outstanding shares of common stock of Allied Med, Inc. to Amexdrug for 7,000,000 shares of the common stock of Amexdrug. In addition, Amexdrug assumed responsibility for payment of the Allied Loan and all accrued interest payable thereon.

     2. Amexdrug anticipates that it will enter into an employment agreement with Jack Amin in the near future. It is expected that the employment agreement will be retroactive to January 1, 2003, and that it will provide for an initial annual salary of $150,000 and possible bonuses as the board of directors may determine are appropriate. The employment agreement may give Mr. Amin the option to take a portion of the salary in shares of the Company's common stock.

     3. Effective December 20, 2003 Jack Amin and his wife transferred four undeveloped parcels of real property to Allied Med, Inc. as an additional capital contribution to the Company. The Company did not pay anything to Mr. or Mrs. Amin for the properties. The properties are held by the Company for investment purposes. For more information concerning the properties, see "Item. 2 Description of Properties".

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

-----------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

------------------------------------------------------------------------------

(a) Exhibits

Exhibit
Number            Description
------            -----------

 2.1              Agreement and Plan of Merger
                  (to change domicile from California to Nevada)*

 2.2              Agreement and Plan of Reorganization
                  (to acquire Allied Med, Inc.)**

 3.1              Articles of Incorporation***

 3.2              By-Laws***

21.1              List of Subsidiaries of Amexdrug Corporation***

99.1              906 Certifications

                  Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

                  * Exhibit 2.1 is incorporated by reference from Amexdrug's Form 8-K Current Report filed December 31, 2001 as Exhibit 10.01

                  ** Exhibit 2.2 is incorporated by reference from Amexdrug's Form 8-K Current Report filed January 15, 2002 as Exhibit 10.01

                  *** Exhibits 3.1, 3.2 and 21.1 are incorporated by
                      reference from Amexdrug's 2001 Form 10-KSB filed April 1, 2002.

(b) Reports on Form 8-K

Amexdrug filed no reports on Form 8-K during the last quarter of the period covered by this report:

------------------------------------------------------------------------------

                        ITEM 14. CONTROLS AND PROCEDURES

------------------------------------------------------------------------------

         Based on his most recent review, which was completed within ninety days of the filing of this report, Jack Amin, Amexdrug's Chief Executive Officer and Principal Financial Officer, concluded that Amexdrug's disclosure controls and procedures are effective to ensure that information required to be disclosed by Amexdrug in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in Amexdrug's internal controls or in other factors that could significantly affect those controls subsequent to the date of Mr. Amin's evaluation.

------------------------------------------------------------------------------

                                   SIGNATURES

------------------------------------------------------------------------------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMEXDRUG CORPORATION



Date: March 31, 2003            By /s/ Jack Amin
                                  ------------------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 31, 2003            By /s/ Jack Amin
                                  ------------------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer, Chief
                                  Financial Officer and Chief
                                  Accounting Officer



Date: March ___, 2003           By
                                  ------------------------------------------
                                  Rodney Barron, M.D., Director,



Date: March 31, 2003            By /s/ Behrooz Meimand
                                  ------------------------------------------
                                  Behrooz Meimand, Director,

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


     I, Jack Amin, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Amexdrug
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 31, 2003                   /s/ Jack Amin
                                        ----------------------------------
                                        Jack Amin, Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


     I, Jack Amin, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Amexdrug
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                              /s/ Jack Amin
Date:  March 31, 2003                         ----------------------------------
                                              Jack Amin, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                 Exhibit
Number            Description                                           Location
------            -----------                                           --------

 2.1              Agreement and Plan of Merger                              *
                  (to change domicile from California

 2.2              Agreement and Plan of Reorganization                      **

 3.1              Articles of Incorporation                                 ***

 3.2              By-Laws                                                   ***

21.1              List of Subsidiaries of Amexdrug  Corporation             ***

99.1              906 Certifications                                        43

               Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

                    * Exhibit 2.1 is incorporated by reference from Amexdrug's Form 8-K Current Report filed December 21, 2001 as Exhibit No. 10.01.

                    ** Exhibit 2.2 is incorporated by reference from Amexdrug's Form 8-K Current Report filed January 15, 2002 as Exhibit No. 10.01.

                    *** Exhibit 3.1, 3.2 and 21.1 are incorporated by reference from Amexdrug's 2001 Form 10-KSB filed on April 1, 2002.

                                  EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Amexdrug Corporation on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack Amin, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.


/s/ Jack Amin
-------------------------------------------
Jack Amin
Chief Executive Officer
March 31, 2003



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Amexdrug Corporation on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack Amin, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.


/s/ Jack Amin
-------------------------------------------
Jack Amin
Chief Financial Officer
March 31, 2003