Form 10QSB
period 2003-03-31
AMEXDRUG CORP
filed 2003-05-15
CIK 45621

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to____________

                           Commission File No. 0-7473

                              Amexdrug Corporation
               ---------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                    NEVADA                                 90-0017017
            ------------------------                 ---------------------
         (State or Other Jurisdiction of           (I.R.S. Employer I.D. No.)
         Incorporation or Organization)

                     8909 West Olympic Boulevard, Suite 112
                         Beverly Hills, California 90211
                         -------------------------------
                    (Address of Principal Executive offices)

                    Issuer's Telephone Number: (310) 855-0475

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes   X   No ___               (2) Yes    X     No ___
        -----                              ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                                 Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 13, 2003, there were 8,052,783 shares of the issuer's common stock issued and outstanding.


                                 AMEXDRUG CORPORATION
                                     FORM 10-QSB

                                  TABLE OF CONTENTS


                            PART I - FINANCIAL INFORMATION

                                                                                 Page
Item 1.   Financial Statements (Unaudited).........................................4

         Condensed Consolidated Balance Sheets-- As of March 31, 2003
           and December 31, 2002 (Unaudited).......................................5

         Condensed Consolidated Statements of Operations for the Three Months
           Ended March 31, 2003 and 2002 (Unaudited)...............................6

         Condensed Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2003 and 2002 (Unaudited)...............................7

         Notes to Condensed Consolidated Financial Statements (Unaudited)..........8

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................9

Item 3.   Controls and Procedures.................................................11



                                         PART II - OTHER INFORMATION
Item 1.   Legal Proceedings.......................................................12

Item 2.   Changes in Securities...................................................12

Item 3.   Defaults Upon Senior Securities.........................................12

Item 4.   Submission of Matters to a Vote of Security Holders.....................12

Item 5.   Other Information.......................................................12

Item 6.   Exhibits and Reports on Form 8-K........................................12


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiary as of March 31, 2003 and December 31, 2002, and the related unaudited condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2003 and March 31, 2002, and the notes to the condensed consolidated financial statements are attached hereto as Appendix "A" and incorporated herein by reference. The financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual financial statements included in Amexdrug Corporation's annual report on Form 10-KSB for the year ended December 31, 2002.

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

     Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.



AMEXDRUG CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                     March 31,     December 31,
                                                                                          2003             2002
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                                 $ 358,940        $ 338,529
Accounts receivable, net of allowance for doubtful accounts of $192,000
  and $152,083 , and allowance for sales returns of $0 and 166,741, respectively       827,869          682,627
Inventory, plus allowance for sales returns of $0 and
  $162,255, respectively                                                               110,588          395,939
----------------------------------------------------------------------------------------------------------------
  Total Current Assets                                                               1,297,397        1,417,095
----------------------------------------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                                                          119,828          119,828
Leasehold improvements                                                                  15,700           15,700
----------------------------------------------------------------------------------------------------------------
  Total Property and Equipment                                                         135,528          135,528
Less:  Accumulated Depreciation                                                        (66,695)         (62,220)
----------------------------------------------------------------------------------------------------------------
  Net Property and Equipment                                                            68,833           73,308
Investment in real estate                                                                    -                -
Deposits                                                                                   200              200
----------------------------------------------------------------------------------------------------------------

Total Assets                                                                       $ 1,366,430      $ 1,490,603
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable                                                                   $ 1,318,569      $ 1,535,684
Accrued liabilities                                                                      5,289            2,344
Accrued income taxes                                                                    25,945                -
Current portion of capital lease obligations                                            18,367           18,373
----------------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                          1,368,170        1,556,401
----------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
Deferred income taxes                                                                    4,459                -
Capital lease obligations, net of current portion                                       45,670           50,025
----------------------------------------------------------------------------------------------------------------
  Total Long-Term Liabilities                                                           50,129           50,025
----------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock - $0.001 par value; 50,000,000 shares authorized;
  8,052,783 shares issued and outstanding                                                8,053            8,053
Additional paid-in capital                                                               7,969            7,969
Accumulated deficit                                                                    (67,891)        (131,845)
----------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                                   (51,869)        (115,823)
----------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                               $ 1,366,430      $ 1,490,603
----------------------------------------------------------------------------------------------------------------




                     See accompanying notes to condensed consolidated financial statements.



AMEXDRUG CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31,                                 2003            2002
-----------------------------------------------------------------------------------------
Sales                                                          $ 3,836,246    $ 6,020,888
Cost of Goods Sold                                               3,604,970      5,848,464
-----------------------------------------------------------------------------------------

Gross Profit                                                       231,276        172,424
-----------------------------------------------------------------------------------------

Operating Expenses
Selling, general and administrative expense                       (134,793)      (126,271)
Interest expense                                                    (1,325)        (2,780)
-----------------------------------------------------------------------------------------

Income Before Income Taxes                                          95,158         43,373

Provision for Income Taxes                                          31,204           --
-----------------------------------------------------------------------------------------

Net Income                                                          63,954         43,373
-----------------------------------------------------------------------------------------

Basic and Diluted Income Per Common Share                      $      0.01    $      0.01
-----------------------------------------------------------------------------------------

Basic and Diluted Weighted-Average Common Shares Outstanding     8,052,783      8,052,783
-----------------------------------------------------------------------------------------




         See accompanying notes to condensed consolidated financial statements.


                                      6



AMEXDRUG CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Three Months Ended March 31,                                       2003         2002
-----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                              $  63,954    $  43,373
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities
Depreciation                                                                4,475        4,434
Bad debt expense                                                           39,917       22,385
Changes in operating assets and liabilities:
Accounts receivable                                                      (185,159)    (442,349)
Inventory                                                                 285,351     (351,963)
Accounts payable and accrued liabilities                                 (188,225)     347,042
Accrued settlement obligations                                               --        (33,464)
Deferred income taxes                                                       4,459         --
-----------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating Activities                        24,772     (410,542)
-----------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Decrease in other assets                                                     --          2,642
-----------------------------------------------------------------------------------------------

Net Cash Provided by Investing Activities                                    --          2,642
-----------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Principal payments on capital lease obligations                            (4,361)      (5,094)
-----------------------------------------------------------------------------------------------

Net Cash Used in Financing Activities                                      (4,361)      (5,094)
-----------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                            20,411     (412,994)

Cast at Beginning of Period                                               338,529      562,004
-----------------------------------------------------------------------------------------------

Cash at End of Period                                                   $ 358,940    $ 149,010
-----------------------------------------------------------------------------------------------

Supplemental Cash Flow Information:
Cash paid for interest                                                  $   1,325    $   2,780
-----------------------------------------------------------------------------------------------



              See accompanying notes to condensed consolidated financial statements.

                                                7

                       AMEXDRUG CORPORATION AND SUBSIDIARY
              NOTES TO CONSDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- Organization and Nature of Operations


Condensed Financial Statements -- The accompanying condensed financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2002. The financial position and results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

During the three months ended March 31, 2003 purchases from two vendors accounted for 32 and 29 percent of total purchases. As of March 31, 2003, accounts payable to these vendors accounted for 45 and 39 percent of the total accounts payable.

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

Net Income (Loss) Per Common Share--Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is computed by dividing adjusted net income (loss) by the weighted-average number of common shares and the dilutive potential common share equivalents outstanding. As of March 31, 2003 and 2002 the Company did not have any potential common share equivalents.

NOTE 2 -- ACCRUED SETTLEMENT OBLIGATIONS

In 1999, the Company entered into settlement agreements with numerous vendors due to the Company's inability to pay the vendors. Under these settlement agreements the Company agreed to pay these vendors a total of $588,140. The Company was required to pay a large portion at the initial execution of the agreement and the remaining balance based on various payment plans. The payment plans ranged from 24 to 36 months through May 2003. During the three months ended March 31, 2003 and 2002 the Company made payments of approximately $0 and $33,646, respectively, on the agreements. The agreements were paid in full during May of 2002.

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

         Results of Operations
         ---------------------

         For the three months ended March 31, 2003, Amexdrug reported sales of $3,836,246, comprised entirely of income from the Allied Med, Inc. pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This was $2,184,642 less than the $6,020,888 of sales reported for the three months ended March 31, 2002. During the three months ended March 31, 2003 Amexdrug concentrated its efforts in selling products with a higher profit margin. As a result, total sales declined during the three months ended March 31, 2003 as compared to total sales during the three months ended March 31, 2002. However, Amexdrug sold a larger portion of higher profit margin products in the later period. Cost of goods sold for the three months ended March 31, 2003 was $3,604,970, a decrease of $2,243,494 from the $5,848,464 cost of goods sold for the three months ended March 31, 2002. Gross profit increased by $58,852 to $231,276 or 6.0% of sales for the three months ended March 31, 2003, from the $172,424 or 2.9% of sales recorded for the three months ended March 31, 2002.

         Selling, general and administrative expense was $134,793 for the three months ended March 31, 2003, an increase of $8,522 from the $126,271 recorded for the three months ended March 31, 2002.

         During the three months ended March 31, 2003, Amexdrug experienced net income of $63,954, an increase of $20,581 from the $43,373 net income earned during the three months ended March 31, 2002. Amexdrug attributes this improvement primarily to improved profit margins earned in the three month period ended March 31, 2003.

         Liquidity and Capital Resources - March 31, 2003
         ------------------------------------------------

         Assets

         As of March 31, 2003, Amexdrug reported total current assets of $1,297,397, comprised of cash of $358,940, accounts receivable, net of $827,869 and inventory of $110,588. Total assets as of March 31, 2003 were $1,366,430, which included total current assets, plus net property and equipment of $68,833 and deposits of $200.

         Liabilities

         Amexdrug's liabilities as of March 31, 2003 consist of accounts payable of $1,318,569, accrued liabilities of $5,289, accrued income taxes of $25,945, current portion of capital lease obligations of $18,367, and total long-term liabilities of $50,129.

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

         Jack Amin who serves as both Amexdrug Corporation's chief executive officer and its chief financial officer, after evaluating the effectiveness of Amexdrug Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, Amexdrug Corporation's disclosure controls and procedures were adequate and effective to ensure that material information relating to Amexdrug Corporation and its consolidated subsidiary would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Exhibit
          Number           Description
          ------           -----------

          99.1             906 Certifications

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended March 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMEXDRUG CORPORATION


Date: May 14, 2003             By: /s/ Jack Amin
                                  --------------------
                                  Jack Amin
                                  Director, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Jack Amin, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Amexdrug Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             /s/ Jack Amin
Date:  May 14, 2003                          ----------------------------------
                                             Jack Amin, Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Jack Amin, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Amexdrug Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/ Jack Amin
Date:  May 14, 2003                        ----------------------------------
                                           Jack Amin, Chief Financial Officer