Form 10QSB
period 2003-06-30
AMEXDRUG CORP
filed 2003-08-14
CIK 45621

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to____________

                                             Commission File No. 0-7473

                              Amexdrug Corporation
              ----------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                NEVADA                               95-2251025
         ------------------------               ---------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 11, 2003, there were 8,052,783 shares of the issuer's common stock issued and outstanding.




                                     AMEXDRUG CORPORATION
                                         FORM 10-QSB

                                      TABLE OF CONTENTS

                                PART I - FINANCIAL INFORMATION
                                                                                         Page
                                                                                         ----
Item 1.   Financial Statements (Unaudited).................................................4

         Condensed Consolidated Balance Sheets-- As of June 30, 2003
           and December 31, 2002 (Unaudited)...............................................5

         Condensed Consolidated Statements of Operations for the Three  and Six Months
           Ended June 30, 2003 and 2002 (Unaudited)........................................6

         Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2003 and 2002 (Unaudited)........................................7

         Notes to Condensed Consolidated Financial Statements (Unaudited)..................8

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................................10

Item 3.   Controls and Procedures.........................................................12


                                 PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................13

Item 2.   Changes in Securities...........................................................13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................13

Item 4.   Submission of Matters to a Vote of Securities Holders...........................13

Item 5.   Other Matters...................................................................13

Item 6.   Exhibits and Reports on Form 8-K................................................13



                                             3

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

         The  unaudited  condensed   consolidated  balance  sheets  of  Amexdrug
Corporation, a Nevada corporation, and subsidiary as of June 30, 2003 and December 31, 2002, the related unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2003 and June 30, 2002, the related unaudited condensed consolidated statements of cash flows for the six month periods ended June 30, 2003 and June 30, 2002, and the notes to the condensed consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug Corporation's annual report on Form 10-KSB as of December 31, 2002.

         The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of Amexdrug Corporation consolidated with Allied Med, Inc., its wholly owned subsidiary, and all such adjustments are of a normal recurring nature. The names "Amexdrug", "we", "our" and "us" used in this report refer to Amexdrug Corporation.

         Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.



AMEXDRUG CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                   June 30,     December 31,
                                                                                     2003           2002
------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                             $   268,899    $   338,529
Accounts receivable, net of allowance for doubtful accounts of $89,000
and $152,083 , and allowance for sales returns of $0 and 166,741, respectively       317,929        682,627
Inventory, plus allowance for sales returns of $0 and
$162,255, respectively                                                               124,025        395,939
------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                 710,853      1,417,095
------------------------------------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                                                        119,828        119,828
Leasehold improvements                                                                15,700         15,700
------------------------------------------------------------------------------------------------------------
Total Property and Equipment                                                         135,528        135,528
Less:  Accumulated Depreciation                                                      (71,171)       (62,220)
------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                            64,357         73,308
Investment in real estate                                                               --             --
Deposits                                                                                 200            200
------------------------------------------------------------------------------------------------------------

Total Assets                                                                     $   775,410    $ 1,490,603
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable                                                                 $   749,286    $ 1,535,684
Accrued liabilities                                                                    6,322          2,344
Accrued income taxes                                                                   9,367           --
Current portion of capital lease obligations                                          18,597         18,373
------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                            783,572      1,556,401
------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
Deferred income taxes                                                                  4,791           --
Capital lease obligations, net of current portion                                     40,884         50,025
------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                           45,675         50,025
------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock - $0.001 par value; 50,000,000 shares authorized;
8,052,783 shares issued and outstanding                                                8,053          8,053
Additional paid-in capital                                                             7,969          7,969
Accumulated deficit                                                                  (69,859)      (131,845)
------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                                 (53,837)      (115,823)
------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                             $   775,410    $ 1,490,603
===========================================================================================================

             See accompanying notes to condensed consolidated financial statements.

                                               5



AMEXDRUG CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                  For the Three Months          For the Six Months
                                                     Ended June 30,                Ended June 30,
                                             ---------------------------  ------------------------------
                                                  2003            2002         2003           2002
--------------------------------------------------------------------------------------------------------
Sales                                        $  2,870,874   $  6,066,008   $  6,707,120   $ 12,086,895
Cost of Goods Sold                              2,793,264      5,881,252      6,398,234     11,729,716
--------------------------------------------------------------------------------------------------------

Gross Profit                                       77,610        184,756        308,886        357,179

Operating Expenses
Selling, general and administrative expense       (94,557)      (230,090)      (229,350)      (356,361)
Interest expense                                   (1,267)        (1,592)        (2,592)        (4,372)
Gain from forgiveness of debt                        --            8,526           --            8,526
--------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                 (18,214)       (38,400)        76,944          4,972

(Provision for) Benefit from Income Taxes          16,246           --          (14,958)          --
--------------------------------------------------------------------------------------------------------

Net Income (Loss)                            $     (1,968)  $    (38,400)  $     61,986   $      4,972
--------------------------------------------------------------------------------------------------------

Basic Income (Loss) Per Common Share         $       --     $       --     $       0.01   $       --
========================================================================================================

Basic Weighted-Average Common
Shares Outstanding                              8,052,783      8,052,783      8,052,783      8,052,783
========================================================================================================


              See accompanying notes to condensed consolidated financial statements.

                                                6


AMEXDRUG CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                         For the Six Months
                                                                            Ended June 30,
                                                                      ------------------------
                                                                          2003        2002
----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                             $  61,986   $   4,972
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities
Depreciation                                                               8,951       8,868
Bad debt expense                                                            --       (41,478)
Gain from forgiveness of debt                                               --        (8,526)
Changes in operating assets and liabilities:
Accounts receivable                                                      364,698    (191,848)
Inventory                                                                271,914     (12,470)
Accounts payable and accrued liabilities                                (782,420)   (295,615)
Accrued settlement obligations                                              --       (36,684)
Accrued income taxes                                                       9,367        --
Deferred income taxes                                                      4,791        --
--------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                    (60,713)   (572,781)
--------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Decrease in other assets                                                    --         2,642
--------------------------------------------------------------------------------------------

Net Cash Provided by Investing Activities                                   --         2,642
--------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Checks written in excess of cash in bank                                    --        17,750
Principal payments on capital lease obligations                           (8,917)     (9,615)
--------------------------------------------------------------------------------------------

Net Cash Used in Financing Activities                                     (8,917)      8,135
--------------------------------------------------------------------------------------------

Net Decrease in Cash                                                     (69,630)   (562,004)

Cash at Beginning of Period                                              338,529     562,004
--------------------------------------------------------------------------------------------

Cash at End of Period                                                  $ 268,899   $    --
============================================================================================

Supplemental Cash Flow Information:
Cash paid for interest                                                 $   2,592   $   5,436
============================================================================================


            See accompanying notes to condensed consolidated financial statements.

                                            7

                      AMEXDRUG CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

NOTE 1 -- Organization and Nature of Operations

Condensed Financial Statements -- The accompanying condensed financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2002. The financial position and results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

During the six months ended June 30, 2003 purchases from three vendors accounted for 41%, 23%, and 12% of total purchases. As of June 30, 2003, accounts payable to these vendors accounted for 77%, 0%, and 18% of the total accounts payable.

Fair Value of Financial Instruments -- The carrying amount of capital lease obligations approximate fair value based on current interest rates available to the Company.

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

                       AMEXDRUG CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Net Income (Loss) Per Common Share -- Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding.

NOTE 2 -- FORGIVENESS OF DEBT

During the quarter ended June 30, 2002, the Company renegotiated the terms of one of its capital leases. The balance due under the lease agreement was decreased from $60,972 to $52,446 resulting in a forgiveness of debt of $8,526. The monthly payments were decreased from $1,692 to $1,274 and the effective interest rate was decreased from 13.98 percent 8.09 percent. The length of the lease did not change.

NOTE 3 -- CONTINGENCIES

On June 9, 2003 a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles against the Company, its predecessor corporation Amexdrug Corporation, a California corporation, its wholly owned subsidiary Allied Med, Inc., and Jack Amin. The plaintiffs allege in the complaint that the parties entered into a one page finders agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs are entitled to receive a finder's fee equal to 7.5% (approximately 603,959 shares) of the fully diluted shares of the Company with a value not less than $600,000. Plaintiffs allege causes of action for breach of contract, for specific performance, for services rendered and for unjust enrichment. Plaintiffs seek compensation for damages, legal fees, costs and interest. The Company has not yet evaluated the likelihood of loss from the claim, but it intends to deny any liability and to vigorously defend the lawsuit. Accordingly, no liability relating to the claim has been accrued in the accompanying financial statements.

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

         Results of Operations
         ---------------------

         For the three months ended June 30, 2003, Amexdrug reported sales of $2,870,874, comprised entirely of income from the Allied Med, Inc. pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This is $3,195,134 less than the $6,066,008 of sales reported for the three months ended June 30, 2002. For the six months ended June 30, 2003, sales reported by Amexdrug were $6,707,120, which is $5,379,775 less than the $12,086,895 of sales reported for the six months ended June 30, 2002. During the three and six month periods ended June 30, 2003, Amexdrug experienced a decline in total sales due to a weaker economy, Amexdrug's search for better discount products to sell, and increased competition. As a result, total sales declined during the three and six month periods ended June 30, 2003 as compared to total sales during the three and six month periods ended June 30, 2002. Cost of goods sold for the three months ended June 30, 2003 was $2,793,264, a decrease of $3,087,988 over the $5,881,252 cost of goods sold for the three months ended June 30, 2002. Cost of goods sold for the six months ended June 30, 2003 was $6,398,234, a decrease of $5,331,482 over the $11,729,716 cost of goods sold for the six months ended June 30, 2002. During the three months ended June 30, 2003 gross profit decreased by $107,146 to $77,610 or 2.7% of sales for the three months ended June 30, 2003, from the $184,756 or 3.0% of sales recorded for the three months ended June 30, 2002. For the six months ended June 30, 2003 gross profit decreased by $48,293 to $308,886 or 4.6% of sales from the $357,179 or 3.0% of sales recorded for the six months ended June 30, 2002.

         Selling, general and administrative expense was $94,557 for the three months ended June 30, 2003, a decrease of $135,533 from the $230,090 recorded for the three months ended June 30, 2002. For the six months ended June 30, 2003, Amexdrug reported selling, general and administrative expense of $229,350, a decrease of $127,011 from the $356,361 reported for the six months ended June 30, 2002. This decrease in selling, general and administrative expense is largely attributable to a bad debt expense of approximately $123,000 taken in the three month period ended June 30, 2002.

         During the three months ended June 30, 2003, Amexdrug experienced a net loss of $1,968, as compared to the $38,400 net loss incurred for the three months ended June 30, 2002. During the six months ended June 30, 2003, Amexdrug experienced net income of $61,986, an increase of $57,014 from the $4,972 net income reported for the six months ended June 30, 2002. Amexdrug attributes its improvement primarily to increasing its sales of higher profit margin products during the first quarter of 2003, offset somewhat by a decline in profit margin during the second quarter, and also decreasing its selling, general and administrative expenses.

         Liquidity and Capital Resources - June 30, 2003
         -----------------------------------------------

         As of June 30, 2003, Amexdrug reported total current assets of $710,853, comprised of cash of $268,899, accounts receivable, net of $317,929 and inventory of $124,025. Total assets as of June 30, 2003 were $775,410, which included total current assets, plus net property and equipment of $64,357 and deposits of $200.

         Amexdrug's liabilities as of June 30, 2003 consist of accounts payable of $749,286, accrued liabilities of $6,322, accrued income taxes of $9,367, current portion of capital lease obligations of $18,597, and total long-term liabilities of $45,675.

         During the six months ended June 30, 2003, Amexdrug used $60,713 in operating activities compared to $572,781 for the six months ended June 30, 2002. The primary adjustments to reconcile net income to net cash used in operating activities during 2003 were as follows: a decrease in accounts receivable of $364,698, a decrease in inventory of $271,914 and a decrease in accounts payable and accrued liabilities of $782,420. Cash decreased during the six months ended June 30, 2003 by $69,630 compared to a decrease during 2002 of $562,004. Amexdrug had $268,889 of cash at June 30, 2003 and management anticipates that operations will continue to use cash during the next twelve months. However, management estimates that cash currently available will be sufficient to sustain operations and does not anticipate that Amexdrug will need to obtain additional financing during the next twelve months.


Item 3.   Controls and Procedures.

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

              On June 9, 2003 a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles (Civil No. SC077528) against Amexdrug, its predecessor corporation Amexdrug Corporation, a California corporation, its wholly owned subsidiary Allied Med, Inc., and Jack Amin. The lawsuit was filed by Alan Stone & Company, LLC and Harold Weisbrod. The plaintiffs allege in the Complaint that the parties entered into a one page finders agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs are entitled to receive a finder's fee equal to 7.5% of the fully diluted shares of the company. Plaintiffs allege causes of action for breach of contract, for specific performance, for services rendered and for unjust enrichment. Plaintiffs seek compensation for damages, legal fees, costs and interest. Amexdrug denies any liability, and intends to vigorously defend the lawsuit.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

         Exhibit
         Number                     Description
         ------                     -----------

         31.1          Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

         31.2          Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

         32.1          Certification of Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

         32.2          Certification of Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended June 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AMEXDRUG CORPORATION


Date: August 12, 2003       By:  /s/ Jack Amin
                               ----------------------------------------
                                 Jack Amin
                                 Director, President, Chief Executive Officer,
                                 Chief Financial Officer and Chief
                                 Accounting Officer