Form 10QSB
period 2003-09-30
AMEXDRUG CORP
filed 2003-11-14
CIK 45621

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to____________

                           Commission File No. 0-7473

                              Amexdrug Corporation
                            -----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                    NEVADA                                 90-0017017
         -------------------------------             ---------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 30, 2003, there were 8,052,783 shares of the issuer's common stock issued and outstanding.



                                      AMEXDRUG CORPORATION
                                          FORM 10-QSB

                                       TABLE OF CONTENTS

                                 PART I - FINANCIAL INFORMATION

                                                                                           Page
Item 1.   Financial Statements (Unaudited)...................................................3

         Condensed Consolidated Balance Sheets-- As of September 30, 2003
           and December 31, 2002 (Unaudited).................................................4

         Condensed Consolidated Statements of Operations for the Three and Nine Months
           Ended September 30, 2003 and 2002 (Unaudited).....................................5

         Condensed Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2003 and 2002 (Unaudited).....................................6

         Notes to Condensed Consolidated Financial Statements (Unaudited)....................7

Item 2.   Management's Discussion and Analysis or Plan of Operations.........................9

Item 3.   Controls and Procedures...........................................................11


                                  PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................12

Item 2.   Changes in Securities.............................................................12

Item 3.   Defaults Upon Senior Securities...................................................12

Item 4.   Submission of Matters to a Vote of Security Holders...............................12

Item 5.   Other Information.................................................................12

Item 6.   Exhibits and Reports on Form 8-K..................................................12


                                               2

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

         The unaudited condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiary as of September 30, 2003 and December 31, 2002, the related unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2003 and September 30, 2002, the related unaudited condensed consolidated statements of cash flows for the nine month periods ended September 30, 2003 and September 30, 2002 and the notes to the unaudited condensed consolidated financial statements follow. The financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual financial statements included in Amexdrug's annual report on Form 10-KSB for the year ended December 31, 2002.

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

         Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.


AMEXDRUG CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                                     September 30,     December 31,
                                                                                          2003            2002
  -----------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
Cash                                                                                    $   198,415     $   338,529
Accounts receivable, net of allowance for doubtful accounts of $65,000
and $152,083 , and allowance for sales returns of $0 and $166,741, respectively             303,597         682,627
Inventory, plus allowance for sales returns of $0 and
$162,255, respectively                                                                       74,810         395,939
  -----------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                        576,822       1,417,095
  -----------------------------------------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                                                               119,828         119,828
Leasehold improvements                                                                       15,700          15,700
  -----------------------------------------------------------------------------------------------------------------
Total Property and Equipment                                                                135,528         135,528
Less:  Accumulated Depreciation                                                             (75,646)        (62,220)
  -----------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                                   59,882          73,308
Investment in real estate                                                                      --              --
Deposits                                                                                        200             200
  -----------------------------------------------------------------------------------------------------------------

Total Assets                                                                            $   636,904     $ 1,490,603
  -----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                                                        $   575,823     $ 1,535,684
Accrued liabilities                                                                          10,960           2,344
Accrued income taxes                                                                         24,673            --
Current portion of capital lease obligations                                                 19,079          18,373
  -----------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                   630,535       1,556,401
  -----------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
Deferred income taxes                                                                          --              --
Capital lease obligations, net of current portion                                            35,972          50,025
  -----------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                  35,972          50,025
  -----------------------------------------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock - $0.001 par value; 50,000,000 shares authorized;
8,052,783 shares issued and outstanding                                                       8,053           8,053
Additional paid-in capital                                                                    7,969           7,969
Accumulated deficit                                                                         (45,625)       (131,845)
  -----------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                                 (29,603)       (115,823)
  -----------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                             $   636,904     $ 1,490,603
  -----------------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements

                                        4



AMEXDRUG CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                 For the Three Months                  For the Nine Months
                                                 Ended September 30,                   Ended September 30,
                                             --------------------------------   -----------------------------------
                                                      2003              2002               2003               2002
-------------------------------------------------------------------------------------------------------------------

Sales                                                  $  2,366,625    $  5,230,238    $  9,073,745    $ 17,317,134
Cost of Goods Sold                                        2,265,706       4,987,206       8,663,940      16,716,922
-------------------------------------------------------------------------------------------------------------------

Gross Profit                                                100,919         243,032         409,805         600,212

Operating Expenses
Selling, general and administrative expense                 (64,921)       (110,597)       (294,271)       (466,959)
Interest expense                                             (2,560)         (1,495)         (5,152)         (5,867)
Other income                                                  1,311            --             1,311            --
Gain from forgiveness of debt                                  --              --              --             8,526
-------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                   34,749         130,940         111,693         135,912

Provision for Income Taxes                                  (10,515)        (41,727)        (25,473)        (41,727)
-------------------------------------------------------------------------------------------------------------------

Net Income                                             $     24,234    $     89,213    $     86,220    $     94,185
-------------------------------------------------------------------------------------------------------------------

Basic Income Per Common Share                          $       --      $       0.01    $       0.01    $       0.01
-------------------------------------------------------------------------------------------------------------------

Basic Weighted-Average Common
Shares Outstanding                                        8,052,783       8,052,783       8,052,783       8,052,783
-------------------------------------------------------------------------------------------------------------------





See accompanying notes to condensed consolidated financial statements





AMEXDRUG CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                           For the Nine Months
                                                           Ended September 30,
                                                         -----------------------
                                                            2003         2002
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                $ 86,220     $ 94,185
Adjustments to reconcile net income to net cash used in
 operating activities
Depreciation                                                13,426       13,303
Bad debt expense                                           (87,083)     (41,478)
Gain from forgiveness of debt                                    -       (8,526)
Changes in operating assets and liabilities:
Accounts receivable                                        466,113      (46,850)
Inventory                                                  321,129     (241,339)
Prepaid expenses                                                 -           73
Accounts payable and accrued liabilities                  (951,245)     (79,911)
Accrued settlement obligations                                   -      (36,684)
Accrued income taxes                                        24,673            -
--------------------------------------------------------------------------------

Net Cash Used in Operating Activities                     (126,767)    (347,227)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Decrease in other assets                                         -        2,642
--------------------------------------------------------------------------------

Net Cash Provided by Investing Activities                        -        2,642
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Principal payments on capital lease obligations            (13,347)     (14,113)
--------------------------------------------------------------------------------

Net Cash Used in Financing Activities                      (13,347)     (14,113)
--------------------------------------------------------------------------------

Net Decrease in Cash                                      (140,114)    (358,698)

Cash at Beginning of Period                                338,529      562,004
--------------------------------------------------------------------------------

Cash at End of Period                                    $ 198,415    $ 203,306
--------------------------------------------------------------------------------

Supplemental Cash Flow Information:
Cash paid for interest                                     $ 5,152      $ 5,867
--------------------------------------------------------------------------------




See accompanying notes to condensed consolidated financial statements


                                        6

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2002. The financial position and results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

During the nine months ended September 30, 2003, purchases from three vendors accounted for 46%, 18%, and 9% of total purchases. As of September 30, 2003, accounts payable to these vendors accounted for 68%, 26%, and 5% of the total accounts payable, respectively.

Fair Value of Financial Instruments -- The carrying amount of capital lease obligations approximate fair value based on current interest rates available to the Company.

Investment in Real Estate -- On December 19, 2002, Jack Amin and his wife contributed four parcels of real estate to the Company. On September 29, 2003, another four parcels were contributed. The real estate has been recorded at its historical cost of $0. The real estate is not used in the Company's operations and is held for sale.

Revenue Recognition -- The Company generates revenues from the resale of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. The Company accounts for these revenues at the time of shipment to and acceptance by the customer.

Net Income Per Common Share -- Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding.

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

NOTE 3 -- CONTINGENCIES

On June 9, 2003 a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles against the Company, its predecessor corporation Amexdrug Corporation, a California corporation, its wholly owned subsidiary Allied Med, Inc., and Jack Amin. The plaintiffs allege in the complaint that the parties entered into a one page finder's agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs are entitled to receive a finder's fee equal to 7.5% (approximately 603,959 shares) of the fully diluted shares of the Company with a value not less than $600,000. Plaintiffs allege causes of action for breach of contract, for specific performance, for services rendered and for unjust enrichment. Plaintiffs seek compensation for damages, legal fees, costs and interest. The Company has not yet evaluated the likelihood of loss from the claim, but it intends to deny any liability, and to vigorously defend the lawsuit. Accordingly, no liability relating to the claim has been accrued in the accompanying financial statements.

NOTE 4 -- SUBSEQUENT EVENTS

Subsequent to September 30, 2003, the Company acquired all the assets of Royal Health Care Company. The assets acquired include the "Royal Health Care Company" name, logo, and related trade marks, all formulas to products manufactured for sale under the Royal Health Care Company name, and its list of customers. These assets were acquired without cost from a company in which Jack Amin's wife is a principal shareholder.

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

         On December 31, 2001, Amexdrug acquired all of the issued and outstanding common shares of Allied Med, Inc. ("Allied") in a share exchange. Amexdrug acquired all 50,000 issued and outstanding shares of Allied common stock from its sole shareholder, Mr. Jack Amin, in exchange for 7,000,000 restricted common shares of Amexdrug and the assumption of a $100,000 promissory note, and all accrued interest thereon owed by Mr. Amin to Allied. At all times during the negotiations of the transaction, Mr. Amin was an officer, director and controlling shareholder of both companies. Consideration for the acquisition was determined through negotiations between the boards of directors of both companies and was based on Allied's past operating history and potential for future growth.

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

         The accompanying financial information includes the operations of Allied Med, Inc. and Amexdrug Corporation for all periods presented.

         Results of Operations
         ---------------------

         For the three months ended September 30, 2003, Amexdrug reported sales of $2,366,625, comprised entirely of income from the Allied Med, Inc. pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This is $2,863,613 less than the $5,230,238 of sales reported for the three months ended September 30, 2002. For the nine months ended September 30, 2003, sales reported by Amexdrug were $9,073,745, which is $8,243,389 less than the $17,317,134 of sales reported for the nine months ended September 30, 2002. During the three and nine month periods ended September 30, 2003, Amexdrug experienced a decline in total sales due to increased competition and Amexdrug's search for better discount products to sell. As a result, total sales declined during the three and nine month periods ended September 30, 2003 as compared to total sales during the three and nine month periods ended September 30, 2002. Cost of goods sold for the three months ended September 30, 2003 was $2,265,706, a decrease of $2,721,500 over the $4,987,206 cost of goods sold for the three months ended September 30, 2002. Cost of goods sold for the nine months ended September 30, 2003 was $8,663,940, a decrease of $8,052,982 over the $16,716,922 cost of goods sold for the nine months ended September 30, 2002. During the three months ended September 30, 2003 gross profit decreased by $142,113 to $100,919, or 4.3% of sales, from the $243,032, or 4.6% of sales, recorded for the three months ended September 30, 2002. For the nine months ended September 30, 2003 gross profit decreased by $190,407 to $409,805, or 4.5% of sales, from the $600,212, or 3.5% of sales, recorded for the nine months ended September 30, 2002.

         Selling, general and administrative expense was $64,921 for the three months ended September 30, 2003, a decrease of $45,676 from the $110,597 recorded for the three months ended September 30, 2002. For the nine months ended September 30, 2003, Amexdrug reported selling, general and administrative expense as $294,271, a decrease of $172,688 from the $466,959 reported for the nine months ended September 30, 2002. This decrease in selling, general and administrative expense is attributable to a decrease in expenses related to the decline in sales and resulting decrease in the Company's operations.

         During the three months ended September 30, 2003, Amexdrug experienced net income of $24,234, a decrease of $64,979 from the $89,213 recorded for the three months ended September 30, 2002. During the nine months ended

September 30, 2003, Amexdrug experienced net income of $86,220, a decrease of $7,965 from the $94,185 reported for the nine months ended September 30, 2002. Amexdrug's decrease in net profits during the three and nine month periods ended September 30, 2003 is attributable largely to decreases in sales and gross profits during the same periods.

         Liquidity and Capital Resources - September 30, 2003
         ----------------------------------------------------

         As of September 30, 2003, Amexdrug reported total current assets of $576,822, comprised of cash of $198,415, accounts receivable, net of $303,597 and inventory of $74,810 Total assets as of September 30, 2003 were $636,904, which included total current assets, plus net property and equipment of $59,882 and deposits of $200.

         Amexdrug's liabilities as of September 30, 2003 consist of accounts payable of $575,823, accrued liabilities of $10,960, accrued income taxes of $24,673, current portion of capital lease obligations of $19,079, and total long-term liabilities of $35,972.

         During the nine months ended September 30, 2003, Amexdrug used $126,767 cash in operating activities compared to $347,227 used in the nine months ended September 30, 2002. The primary adjustments to reconcile net income to net cash used in operating activities during 2003 were as follows: a decrease in accounts receivable of $466,113, a decrease in inventory of $321,129, and a decrease in accounts payable and accrued liabilities of $951,245. Cash decreased during the nine months ended September 30, 2003 by $140,114 compared to a decrease during 2002 of $358,698. Amexdrug had $198,415 of cash at September 30, 2003, and management anticipates that operations will continue to use cash during the next twelve months. However, management estimates that cash currently available will be sufficient to sustain operations and does not anticipate that Amexdrug will need to obtain additional financing during the next twelve months.

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

         31.1            Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002

         31.2            Certification of Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002

         32.1            Certification of Chief Executive Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

         32.2            Certification of Chief Financial Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended September 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMEXDRUG CORPORATION


Date: November 12, 2003                 By: /s/ Jack Amin
                                            -------------
                                            Jack Amin
                                            Director, President, Chief Executive
                                            Officer, Chief Financial Officer and
                                            Chief Accounting Officer