Form 10KSB
period 2003-12-31
AMEXDRUG CORP
filed 2004-03-30
CIK 45621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For  the fiscal year ended December 31, 2003
                                -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For  the transition period from _______________ to _________________

         Commission File number      0-7473
                                     ------


                         AMEXDRUG CORPORATION
          --------------------------------------------------
          (Exact name of registrant as specified in charter)


            Nevada                                 90-0017017
    --------------------------------         -------------------------
    State or other jurisdiction of          (I.R.S. Employer I.D. No.)
    incorporation or organization

    8909 West Olympic Blvd., Suite 208, Beverly Hills, CA       90211
    -----------------------------------------------------    ------------
         (Address of principal executive offices)             (Zip Code)

    Issuer's telephone number, including area code      (310) 855-0475
                                                    ----------------------

    Securities registered pursuant to section 12 (b) of the Act:

    Title of each class           Name of each exchange on which registered
           None                                         None
    ------------------            -----------------------------------------

    Securities registered pursuant to section 12 (g ) of the Act:

                                 None
                           ---------------
                           (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 (1) Yes [x]   No [  ]                             (2)  Yes [x]    No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year:  $11,705,672

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At March 26, 2004, the aggregate market value of the voting stock held by non-affiliates was $468,233, based upon 217,783 shares held by non-affiliates, and the average of the bid price ($2.00 per share) and the asked price ($2.30 per share) of $2.15 per share.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes [x]   No [  ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 26, 2004, the registrant had 8,052,783 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
                                                                           ----
PART I
------

ITEM 1.    DESCRIPTION OF BUSINESS............................................ 4

ITEM 2.    DESCRIPTION OF PROPERTIES......................................... 14

ITEM 3.    LEGAL PROCEEDINGS................................................. 16

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS................. 16


PART II
-------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......... 17

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......... 18

ITEM 7.    FINANCIAL STATEMENTS.............................................. 20

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.......................................... 32

ITEM 8A.   CONTROLS AND PROCEDURES........................................... 32


PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT....... 32

ITEM 10.   EXECUTIVE COMPENSATION............................................ 34

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT........................................................ 36

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 37

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.................................. 38

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES............................ 39

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

Allied was formed as an Oregon corporation in October 1997, to operate as a full line wholesaler of pharmaceuticals, over-the-counter and non-drug products and health and beauty aids. In 1998, Allied's gross sales were approximately $2.8 million. In 1999, Allied's gross sales exceeded $5 million. In 2000, Allied's gross sales exceeded $8 million. In 2001, Allied's gross sales were approximately $21.2 million. In 2002, Allied's gross sales were approximately $22.2 million. In 2003, Allied's gross sales were approximately $11.7 million.

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

Dependence on major suppliers

During the year ended December 31, 2003 purchases from two suppliers accounted for 35% and 21% of our total purchases, respectively. During the year ended December 31, 2002 purchases from three suppliers accounted for 65%, 14% and 10% of our total purchases, respectively. We presently enjoy a good relationship with our suppliers. If for any reason our business with our suppliers was interrupted or discontinued in the future, we would be able to acquire most, if not all, of the same products from other suppliers at similar competitive prices.

Dependence on major customers

One of our customers accounted for approximately 11% of our sales during the year ended December 31, 2003. None of our customers accounted for more than 10% of our sales during the year ended December 31, 2002.

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

Physical facilities

The Company's principal business operations are housed in 800 square feet of office space and 1,200 square feet of warehouse space in Portland, Oregon. The Company leases this space under a two-year lease agreement. Rent for the first year, which ended April 30, 2003, was $1,528 per month. Rent for the second year is approximately $1,650 per month. The lease expires in April 2004. The Company is currently negotiating a one year extension of its lease. The Company believes this space will be sufficient for the next twelve months.

The Company's principal executive offices are located in Beverly Hills, California. The Company leases approximately 800 square feet of office space for approximately $1,000 per month. This space is leased on a month to month basis. The Company believes this space will be sufficient for at least the next twelve months.

Recent Company history prior to the acquisition of Allied Med, Inc.

The Company was incorporated under the laws of the State of California on April 30, 1963 with authorized common stock of 10,000,000 shares at a par value of $.10 and 1,000,000 preferred shares with a par value of $1.00 under the name of Harlyn Products, Inc. Harlyn Products, Inc. was engaged in the business of selling jewelry to department stores until the mid-1990s.

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

Asset acquisitions following the acquisition of Allied Med, Inc.

In December 2002, Jack Amin's wife contributed four undeveloped parcels of real property to Allied Med, Inc. as an additional capital contribution to the Company. In October 2003, Jack Amin's wife contributed an additional four undeveloped parcels of real property to Allied Med, Inc. as an additional capital contribution to the Company. These eight undeveloped parcels of real property are described in more detail under "Item 2. Description of Properties - Additional Properties."

In October 2003, Allied Med, Inc. acquired 100% of the assets of Royal Health Care Company. Royal Health Care Company is a health and beauty company which has sold specially manufactured facial and body creams, arthritic pain relief medications and an exclusive patented hair care product to pharmacies, beauty salons, beauty supply stores and other fine shops. Royal Health Care Company uses the highest quality ingredients for the finest quality products. Each product has been formulated with the essential ingredients and plant extracts to achieve optimum potential and quality. Royal Health Care Company products are manufactured by a third party in an FDA approved manufacturing facility.

The Royal Health Care Company assets acquired include the "Royal Health Care Company" name, logo, and related trademarks, all formulas to products manufactured for sale under the Royal Health Care Company name, and the Royal Health Care Company list of customers. These intellectual property rights were acquired without cost from a company in which Jack Amin's wife is a principal shareholder. Mr. Amin is the CEO and Chairman of Amexdrug Corporation and Allied Med, Inc. Management believes this acquisition will provide the Company with an opportunity to increase the number of products sold by the Company, and expand the Company's customer base.

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

Amexdrug leases its operating facilities under an operating lease from an unrelated third party. The present lease will expire in April 2004. The monthly rental payment under this lease is approximately $1,650 per month. We believe this space will be sufficient for the next twelve months.

Executive offices

Amexdrug's executive offices are located at 8909 W. Olympic Boulevard, Suite 112, Beverly Hills, California 90211, and consists of three offices and a reception area comprising approximately 800 square feet.

Amexdrug leases its executive facilities on a month to month basis under an oral lease agreement from an unrelated third party. The monthly lease payment under this lease is approximately $1,000.

Additional properties

Effective December 20, 2002, Jack Amin and his wife contributed four undeveloped parcels of real property to Allied Med, Inc. as an additional capital contribution to the Company. In October 2003, Mrs. Amin contributed four additional undeveloped parcels of real property to Allied Med, Inc. as an additional contribution to capital. The Company did not pay anything to Mr. or Mrs. Amin for the properties. The properties are held by the Company for investment purposes. A description of each of the eight properties has been included below:

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

     5. One property is located in San Bernardino County, California and is approximately two and one-half (2.5) acres in size. The property is not encumbered by any mortgage, trust deed or other encumbrance. The property is undeveloped and vacant. The Company has no present plans to develop or use the property in its business. The Company intends to hold the property for investment purposes. The property may eventually be sold by the Company in the future to generate cash that can be used to fund operations and possible expansion of the Company's business.

     6. One property is located in San Bernardino County, California and is approximately five (5) acres in size. The property is not encumbered by any mortgage, trust deed or other encumbrance. The property is undeveloped and vacant. The Company has no present plans to develop or use the property in its business. The Company intends to hold the property for investment purposes. The property may eventually be sold by the Company in the future to generate cash that can be used to fund operations and possible expansion of the Company's business.

     7. One property is located in San Bernardino County, California and is approximately three (3) acres in size. The property is not encumbered by any mortgage, trust deed or other encumbrance. The property is undeveloped and vacant. The Company has no present plans to develop or use the property in its business. The Company intends to hold the property for investment purposes. The property may eventually be sold by the Company in the future to generate cash that can be used to fund operations and possible expansion of the Company's business.

     8. One property is located in San Bernardino County, California and is approximately three (3) acres in size. The property is not encumbered by any mortgage, trust deed or other encumbrance. The property is undeveloped and vacant. The Company has no present plans to develop or use the property in its business. The Company intends to hold the property for investment purposes. The property may eventually be sold by the Company in the future to generate cash that can be used to fund operations and possible expansion of the Company's business.

------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
------------------------------------------------------------------------------

Amexdrug is a party to material pending legal proceedings which are described below. To the best of Amexdrug's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against Amexdrug, except as described below.

On June 9, 2003 a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles against the Company, its predecessor corporation Amexdrug Corporation, a California corporation, its wholly owned subsidiary Allied Med, Inc., and Jack Amin. The plaintiffs allege in the complaint that the parties entered into a one page finder's agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs are entitled to receive a finder's fee equal to 7.5% (approximately 603,959 shares) of the fully diluted shares of the Company with a value not less than $600,000 and unspecified profits. Plaintiffs allege causes of action for breach of contract, for specific performance, for services rendered and for unjust enrichment. Plaintiffs seek compensation for damages, legal fees, costs and interest. The Company denies any liability, and intends to vigorously defend the lawsuit.

In response to an action initiated by the Company against one of its vendors, the vendor filed a counterclaim for $365,603, plus costs and attorney fees. At dispute are pharmaceutical products the Company contends were nonconforming. In its action, the Company seeks damages for losses suffered as a result of the delivery of non-conforming products. The case is in the early stages of discovery. The Company intends to prosecute its action and defend the counterclaim vigorously.

The Franchise Tax Board of the State of California has asserted that Amexdrug Corporation (formerly Harlyn Products, Inc.) owes approximately $544,822 in franchise taxes from periods prior to April 2000. However, as stipulated in the bankruptcy court's order dated April 25, 2000, Jack Amin purchased 1,000,000 common shares of Harlyn Products, Inc. free of any and all liens and encumbrances. Accordingly, management contends that the Company has no liability relating to this claim.

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

                                     PART II

------------------------------------------------------------------------------
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Market information

Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers' OTC Bulletin Board under the ticker symbol "AXRX.OB". The shares are thinly traded and a limited market presently exists for the shares. The following table describes, for the respective periods indicated, the prices of Amexdrug common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The prices have been adjusted to reflect a 1 for 100 reverse split of Amexdrug's common stock which occurred August 3, 2001. The quotations have been provided by market makers in common stock and/or Pink Sheets LLC. The prices have been adjusted to reflect a 1 for 100 reverse split of Amexdrug's common stock which occurred August 3, 2001.

Quarter ended                 High bid          Low bid
-------------                 --------          -------

March 31, 2001                 $1.50             $0.10
June 30, 2001                  $6.00             $2.70
September 30, 2001             $3.00             $0.10
December 31, 2001              $0.50             $0.25
March 31, 2002                 $1.01             $0.25
June 30, 2002                  $3.00             $0.60
September 30, 2002             $2.80             $0.55
December 31, 2002              $4.95             $1.30
March 31, 2003                 $5.90             $4.05
June 30, 2003                  $4.05             $2.00
September 30, 2003             $2.15             $1.80
December 31, 2003              $2.80             $1.90

Holders

The number of record holders of Amexdrug's common stock as of March 26, 2004 is approximately 200.

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

Recent sales of unregistered securities

During the past three years, Amexdrug has sold the following shares of its common stock without registering them under the Securities Act of 1933:

     o On December 31, 2001, Jack Amin exchanged all of the issued and outstanding shares of Allied Med, Inc. to Amexdrug for 7,000,000 shares of Amexdrug common stock. In addition, Amexdrug assumed an obligation of Mr. Amin to pay a $100,000 note payable to Allied Med, Inc., and all accrued interest thereon.

With respect to the sale of Amexdrug common stock described above, Amexdrug relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by Amexdrug.

In the private offering, the securities were sold directly by Amexdrug through its officers and directors without the payment of any commissions or other offering compensation. No underwriters were engaged to sell the securities offered.

------------------------------------------------------------------------------
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------------------

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

Allied was formed as an Oregon corporation in October 1997, to operate in the pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, over-the-counter (OTC) and health and beauty products. In 1998, Allied's gross sales were approximately $2.8 million. In 1999, Allied's gross sales exceeded $5 million. In 2000, Allied's gross sales exceeded $8 million. In 2001, Allied's gross sales were approximately $21.2 million. In 2002, Allied's gross sales were approximately $22.2 million. In 2003, Allied's gross sales were approximately $11.7 million.

Amexdrug has assumed the operations of Allied as its primary operations, and Amexdrug intends to build on the pharmaceutical wholesale operations of Allied.

The accompanying financial information includes the operations of Allied Med, Inc. for all periods presented and the operations of Amexdrug Corporation from April 25, 2000.

Results of operations

For the year ended December 31, 2003, Amexdrug reported sales of $11,705,672, comprised entirely of income from Allied Med, Inc.'s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This was $10,544,280 less than the $22,249,952 of sales reported for the year ended December 31, 2002. Cost of goods sold for the year ended December 31, 2003 was $11,261,049, a decrease of $10,367,423 from the $21,628,472 cost of goods sold for the year ended December 31, 2002. During the year ended December 31, 2003 gross profit declined by $176,857 to $444,623 or 3.8% of sales from the $621,480 or 2.8% of sales recorded for the year ended December 31, 2002.

Selling, general and administrative expense was $411,475 for the year ended December 31, 2003, a decrease of $221,629 from the $633,104 recorded for the year ended December 31, 2002. This decrease in selling, general and administrative expense is attributable to a decrease in expenses related to the decrease in the Company's operations.

During the year ended December 31, 2003, Amexdrug experienced net income of $25,021, as compared to the $18,040 net loss incurred for the year ended December 30, 2002. Amexdrug's net income during the year ended December 31, 2003 (as opposed to a net loss in the prior year) is attributable to increases in profit margins in prescription generic products.

Liquidity and capital resources - December 31, 2003

Amexdrug's auditor has expressed a going concern opinion in Amexdrug's financial statements due to Amexdrug's recurring losses from operations, as well as Amexdrug's working capital and capital deficiency.

As of December 31, 2003, Amexdrug reported total current assets of $544,357, comprised of cash of $1,185, accounts receivable, net of $405,244 and inventory of $137,948. Total assets as of December 31, 2003 were $611,935, which included total current assets of $544,357, plus net property and equipment of $66,478 and deposits of $1,100.

Amexdrug's liabilities as of December 31, 2003 consist of accounts payable of $586,116, checks written in excess of cash in bank of $41,024, accrued liabilities of $14,972, current portion of capital lease obligations of $24,545 and total long-term liabilities of $36,080.

During the year ended December 31, 2003, Amexdrug used $354,878 cash in operating activities compared to $199,861 used in the year ended December 31, 2002. The primary adjustments to reconcile net income to net cash used in operating activities during 2003 were as follows: a decrease in accounts receivable of $334,486, a decrease in inventory of $257,991 and a decrease in accounts payable and accrued liabilities of $949,568. Cash decreased during the year ended December 31, 2003 by $337,344 compared to a decrease during 2002 of $223,475. Amexdrug had only $1,185 of cash at December 31, 2003. Operations have primarily been funded through cash generated from operations. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

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

------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Amexdrug's consolidated audited balance sheets as of December 31, 2003 and 2002, and Amexdrug's consolidated audited statements of operations, stockholders' equity (deficit), and cash flows for the fiscal years ended December 31, 2003 and 2002 are included below.

                       AMEXDRUG CORPORATION AND SUBSIDIARY


                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page

Report of Independent Certified Public Accountants.......................... 22

Consolidated Balance Sheets -- December 31, 2003 and 2002................... 23

Consolidated Statements of Operations for the Years Ended December 31,
   2003 and 2002............................................................ 24

Consolidated Statements of Stockholders' Deficit for the Years Ended
   December 31, 2003 and 2002............................................... 25

Consolidated Statements of Cash Flows for the Years Ended December 31,
   2003 and 2002............................................................ 26

Notes to Consolidated Financial Statements.................................. 27

HANSEN, BARNETT & MAXWELL                    Registered with the Public Company
A Professional Corporation                       Accounting Oversight Board
CERTIFIED PUBLIC ACCOUNTANTS                        an independent member of
5 Triad Center, Suite 750                                 BAKER TILLY
Salt Lake City, UT 84180-1128                            INTERNATIONAL
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Stockholders
Amexdrug Corporation

We have audited the accompanying consolidated balance sheets of Amexdrug Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amexdrug Corporation and subsidiary as of December 31, 2003 and 2002, and the consolidated results of operations and cash flows of Amexdrug Corporation for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. During the year ended December 31, 2003, the Company experienced a decrease in revenue. During the years ended December 31, 2003 and 2002, the Company's operations used cash. At December 31, 2003 and 2002, the Company had working capital deficits and capital deficiencies. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                       HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 23, 2004


AMEXDRUG CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,    December 31,
                                                                                         2003           2002
------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                              $     1,185    $   338,529
Accounts receivable, net of allowance for doubtful accounts of $95,000
and $152,083 , and allowance for sales returns of $0 and $166,741, respectively       405,224        682,627
Inventory, plus allowance for sales returns of $0 and $162,255, respectively          137,948        395,939
------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                  544,357      1,417,095
------------------------------------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                                                         133,641        119,828
Leasehold improvements                                                                 15,700         15,700
------------------------------------------------------------------------------------------------------------
Total Property and Equipment                                                          149,341        135,528
Less:  Accumulated Depreciation                                                       (82,863)       (62,220)
------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                             66,478         73,308
Investment in real estate                                                                --             --
Deposits                                                                                1,100            200
------------------------------------------------------------------------------------------------------------

Total Assets                                                                      $   611,935    $ 1,490,603
------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Checks written in excess of cash in bank                                          $    41,024    $      --
Accounts payable                                                                      586,116      1,535,684
Accrued liabilities                                                                    14,972          2,344
Current portion of capital lease obligations                                           24,545         18,373
------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                             666,657      1,556,401
------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
Deferred income taxes                                                                   1,004           --
Capital lease obligations, net of current portion                                      35,076         50,025
------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                            36,080         50,025
------------------------------------------------------------------------------------------------------------

Stockholders' Deficit
Common stock - $0.001 par value; 50,000,000 shares authorized;
8,052,783 shares issued and outstanding                                                 8,053          8,053
Additional paid-in capital                                                              7,969          7,969
Accumulated deficit                                                                  (106,824)      (131,845)
------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                           (90,802)      (115,823)
------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                       $   611,935    $ 1,490,603
------------------------------------------------------------------------------------------------------------




                The accompanying notes are in integral part of these financial statements.

                                                    23

AMEXDRUG CORPORATION AND ALLIED MED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                              For the Years Ended
                                                                                  December 31,
                                                                          ----------------------------
                                                                               2003            2002
-------------------------------------------------------------------------------------------------------
Sales                                                                      $ 11,705,672    $ 22,249,952
Cost of Goods Sold                                                           11,261,049      21,628,472
-------------------------------------------------------------------------------------------------------

Gross Profit                                                                    444,623         621,480

Operating Expenses
Selling, general and administrative expense                                    (411,475)       (633,104)
Interest expense                                                                 (7,606)         (8,419)
Interest and other income                                                         1,311            --
Gain from forgiveness of debt                                                      --             8,526
-------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                                                26,853         (11,517)

Provision for Income Taxes                                                       (1,832)           --
-------------------------------------------------------------------------------------------------------

Income (Loss) Before Cumluative Effect of Change in Accounting Principle         25,021         (11,517)

Cumulative effect of change in depreciation method                                 --            (6,523)
-------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                                25,021         (18,040)
-------------------------------------------------------------------------------------------------------

Basic Income (Loss) Per Common Share
Income (loss) before cumulative effect of change in accounting principle   $       --      $       --
Cumulative effect of change in depreciation method                                 --              --
-------------------------------------------------------------------------------------------------------
Net income (loss)                                                          $       --      $       --
-------------------------------------------------------------------------------------------------------

Basic Weighted-Average Common Shares Outstanding                              8,052,783       8,052,783
-------------------------------------------------------------------------------------------------------

Supplemental Pro Forma Amounts Assuming Retroactive Application
of New Depreciation Method
Net loss                                                                   $       --      $    (11,517)
-------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share                                    $       --      $       --
-------------------------------------------------------------------------------------------------------





                The accompanying notes are in integral part of these financial statements.

                                                    24



AMEXDRUG CORPORATION AND ALLIED MED, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




                                                                                                    Total
                                               Common Stock           Additional                  Stockholders'
                                         -------------------------    Paid-In     Accumulated      Equity
                                            Shares       Amount       Captial       Deficit       (Deficit)
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                 8,052,783      $ 8,053      $ 7,969     $(113,805)     $ (97,783)

Real estate contributed by shareholder,
no additional shares issued                        -            -            -             -              -
Net loss                                           -            -            -       (18,040)       (18,040)
------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                 8,052,783        8,053        7,969      (131,845)      (115,823)

Net income                                         -            -            -        25,021         25,021
------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                 8,052,783      $ 8,053      $ 7,969     $(106,824)     $ (90,802)
------------------------------------------------------------------------------------------------------------



                  The accompanying notes are in integral part of these financial statements.

                                                     25


AMEXDRUG CORPORATION AND ALLIED MED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        For the Years Ended
                                                                                            December 31,
                                                                                      -----------------------
                                                                                         2003         2002
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income (loss)                                                                      $  25,021    $ (18,040)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation                                                                              20,643       24,351
Bad debt expense                                                                         (57,083)      90,721
Cumulative effect of changes in accounting principle                                        --          6,523
Changes in operating assets and liabilities:
Accounts receivable                                                                      334,486      147,368
Inventory                                                                                257,991     (160,215)
Accounts payable                                                                        (949,568)    (232,581)
Accrued liabilities                                                                       12,628          624
Deferred income taxes                                                                      1,004
Accured settlement obligations                                                              --        (58,612)
-------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                                   (354,878)    (199,861)
-------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
(Increase) Decrease in deposits                                                             (900)       2,642
-------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities                                         (900)       2,642
-------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Checks written in excess of cash in bank                                                  41,024         --
Principal payments on capital lease obligations                                          (22,590)     (26,256)
-------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities                                       18,434      (26,256)
-------------------------------------------------------------------------------------------------------------

Net Decrease in Cash                                                                    (337,344)    (223,475)

Cash at Beginning of Period                                                              338,529      562,004
-------------------------------------------------------------------------------------------------------------

Cash at End of Period                                                                  $   1,185    $ 338,529
-------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information:
Cash paid for interest                                                                 $   7,606    $   8,419
-------------------------------------------------------------------------------------------------------------
Property and equipment acquired under capital lease                                    $  13,813    $    --
-------------------------------------------------------------------------------------------------------------




                The accompanying notes are in integral part of these financial statements.

                                                    26

                    AMEXDRUG CORPORATION AND ALLIED MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - Organization and Nature of Operations

Organization and Nature of Operations -- Allied Med, Inc. was organized in October 1997 in the State of Oregon as a wholly-owned corporation of Jack Amin. Allied Med, Inc. is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements. Allied Med, Inc. distributes its products primarily in the United States of America, to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers.

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

On December 31, 2001, Jack Amin exchanged all of the issued and outstanding common stock of Allied Med, Inc. for 7,000,000 shares of Amexdrug Corporation. In addition, Amexdrug Corporation assumed the note payable and accrued interest payable to Allied Med, Inc. Since this exchange was between entities under common control, it was accounted for at historical cost. The accompanying consolidated statements of operations include the operations of Allied Med, Inc. and Amexdrug Corporation (referred to herein, on a combined basis, as the Company) for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Amexdrug Corporation and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Business Condition -- During the year ended December 31, 2003, the Company experienced a decrease in revenue of approximately 47%, or $10,554,280. During the years ended December 31, 2003 and 2002, the Company's operations used $354,878 and $199,861 of cash, respectively. At December 31, 2003 and 2002, the Company had working capital deficits of $122,300 and $139,306, respectively, and capital deficiencies of $90,992 and $115,823, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes the Company can sell certain real estate properties to fund the needs of the Company; however, there is no assurance that management will be successful in selling the properties, or if the properties are sold, that the proceeds will be sufficient for the needs of the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                    AMEXDRUG CORPORATION AND ALLIED MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cash Equivalents -- For purposes of the statements of cash flows, all highly-liquid debt instruments purchased with an original maturity of three months or less have been considered cash equivalents.

Concentrations and Credit Risk -- At December 31, 2003, the Company did not have cash in excess of federally insured limits.

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

During the year ended December 31, 2003 purchases from two vendors accounted for 35% and 21% of total purchases, respectively. The loss of any of these vendors could have a significant negative effect upon the Company's future operations.

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

        Office and computer equipment           3 - 10 years
        Leasehold improvements                  2 - 5 years

Depreciation expense was $20,643 and $24,351 for the years ended December 31, 2003 and 2002, respectively. On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

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

                    AMEXDRUG CORPORATION AND ALLIED MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


historical cost of $0. The real estate is not used in the Company's operations and is held for sale.

Impairment of Long-Lived Assets -- The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2003, the Company did not consider any of its long-lived assets to be impaired.

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

Income Taxes -- The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted-average number of commons shares and the dilutive potentially issuable common shares outstanding. As of December 31, 2003, the Company did not have any potentially issuable common shares.

Recent Accounting Pronouncements -- In May 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard had no material effect on the Company's financial position or results of operations.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 defined variable interest entities and modified the requirements for their consolidation from ownership of a controlling voting interest to holding a majority variable interest and being the primary beneficiary of the variable interest entity. The Company adopted FIN 46 during the year ended December 31, 2003. The adoption of this standard had no material effect on the Company's financial position or results of operations.

NOTE 2 - Leases

Capital Lease Obligations -- Certain equipment is leased under capital lease agreements. The following is a summary of assets held under capital lease agreements at December 31, 2003:

                    AMEXDRUG CORPORATION AND ALLIED MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Property and equipment                                                $ 115,721
Less:  Accumulated amortization                                         (58,951)
-------------------------------------------------------------------------------
Net property and equipment under capital lease                        $  56,770
-------------------------------------------------------------------------------

The following is a schedule of future minimum lease payments under capital lease agreements:

Year Ending December 31,
-------------------------------------------------------------------------------
2004                                                                  $ 28,411
2005                                                                    25,945
2006                                                                    10,888
2007                                                                       503
2008                                                                         -
-------------------------------------------------------------------------------
Total minimum lease payments                                            65,747
Less:  Amount representing interest                                     (6,126)
-------------------------------------------------------------------------------
Present value of net minimum lease payments                             59,621
Less:  Current portion                                                 (24,545)
-------------------------------------------------------------------------------
Long-term portion                                                     $ 35,076
-------------------------------------------------------------------------------


Operating Leases --The Company leases its operating facilities under a non-cancelable operating lease that expires during April 2004. The monthly lease payment in the first year of the lease is $1,528 increasing to $1,563 in the second year. Additionally, the Company leases its executive offices on a month-to-month basis. The monthly rental payment is $950. Rent expense for the years ended December 31, 2003 and 2002 was $31,835 and $27,024, respectively. The following represents future payments under the non-cancelable lease:


Year Ending December 31,
-------------------------------------------------------------
2004                                                 $ 6,252
-------------------------------------------------------------
Total                                                $ 6,252
-------------------------------------------------------------



NOTE 3 - Income taxes

The provision for income taxes for the year ended December 31, 2003 consisted of the following (there was not provision for income taxes for the year ended December 31, 2002):

                                                Federal      State       Total
--------------------------------------------------------------------------------
For The Year Ended December 31, 2003
Current tax expense                             $   295     $   827     $ 1,122
Benefit of net operating loss                      (295)       --          (295)
Deferred tax expense                            $ 1,315        (310)      1,005
-------------------------------------------------------------------------------
Provision for Income Taxes                      $ 1,315     $   517     $ 1,832
-------------------------------------------------------------------------------


As of December 31, 2003 the Company had net operating loss carry forwards for federal income tax reporting purposes of $5,324 which will expire, beginning in 2021.

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the years ended December 31, 2003 and 2002:

                    AMEXDRUG CORPORATION AND ALLIED MED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             2003         2002
--------------------------------------------------------------------------------
Income tax expense (benefit) at stautory rate (34%)         $ 9,130     $(4,225)
Non-taxable items                                            (1,004)       --
Change in valuation allowance                                (7,851)      2,602
State (tax) benefit net of federal tax                        1,557       1,623
-------------------------------------------------------------------------------
Provision For Income Taxes                                  $ 1,832     $  --
-------------------------------------------------------------------------------



The components of the net deferred tax asset (liability) as of December 31, 2003 and 2002 are as follows:

                                                          2003           2002
-------------------------------------------------------------------------------
Operating loss carry forwards                           $ 2,756         $ 7,851
Allowance for bad debts                                   4,526            --
Valuation allowance                                        --            (7,851)
-------------------------------------------------------------------------------
Net Deferred Tax Asset                                    7,282            --
Depreciation                                             (8,286)           --
-------------------------------------------------------------------------------
Net Deferred Tax Asset (Liability)                      $(1,004)        $  --
-------------------------------------------------------------------------------


NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company purchased inventory totaling $90,992 from Amrx Corporation, a corporation owned by the president of the Company. As of December 31, 2003, accounts payable to Amrx totaled $18,588.

NOTE 5 - CONTINGENCIES

On June 9, 2003 a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles against the Company, its predecessor corporation Amexdrug Corporation, a California corporation, its wholly owned subsidiary Allied Med, Inc., and Jack Amin. The plaintiffs allege in the complaint that the parties entered into a one page finder's agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs are entitled to receive a finder's fee equal to 7.5% (approximately 603,959 shares) of the fully diluted shares of the Company with a value not less than $600,000 and unspecified lost profits. Plaintiffs allege causes of action for breach of contract, for specific performance, for services rendered and for unjust enrichment. Plaintiffs seek compensation for damages, legal fees, costs and interest. The Company denies any liability and intends to vigorously defend the lawsuit, but currently cannot evaluate the likelihood of loss from the claim. Accordingly, no liability relating to the claim has been accrued in the accompanying financial statements.

In response to an action initiated by the Company against one of its vendors, the vendor filed a counterclaim for $365,603, plus costs and attorney fees. At dispute are pharmaceutical products the Company contends were nonconforming. In its action, the Company seeks damages for losses suffered as a result of the delivery of the non-conforming products. The case is in the early stages of discovery. The Company has not evaluated the likelihood of loss from the counterclaim, but intends to prosecute its action and defend the counterclaim vigorously. Accordingly, no liability relating to the counterclaim has been accrued in the accompanying financial statements.

The Franchise Tax Board of the State of California has asserted that the Amexdrug Corporation (formerly Harlyn Products, Inc.) owes approximately $544,822 in franchise taxes from periods prior to April 2000. However, as stipulated in the bankruptcy court's order dated April 25, 2000, Jack Amin purchased 1,000,000 common shares of Harlyn Products, Inc. free of any and all liens or encumbrances. Accordingly, management contends that the Company has no liability relating to the claim and no amounts have been accrued in the accompanying financial statements.

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

------------------------------------------------------------------------------
                        ITEM 8A. CONTROLS AND PROCEDURES
------------------------------------------------------------------------------

(a)  Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer, Jack Amin, and Chief Financial Officer, Jack Amin, have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, Mr. Amin believes that the Company's disclosure controls and procedures are effective in ensuing that material information related to the Company is made known to him by others within the Company.

(b)  Changes in Internal Controls Over Financial Reporting.

There have been no significant changes in internal controls over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.


                                    PART III

------------------------------------------------------------------------------
        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
------------------------------------------------------------------------------

Identification of directors and executive officers

The following table as of March 26, 2004, includes the name, age, and position of each executive officer and director of Amexdrug and the term of office of each director.


Name              Age     Position                 Director and/or Officer Since
----              ---     --------                 -----------------------------

Jack Amin          45     President, Secretary,          April 2000
                          Treasurer and Director

Rodney S. Barron,  51     Director                       December 2001
M.D.

Behrooz Meimand    55     Director                       December 2001

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

Section 16(a) beneficial ownership reporting compliance

Based solely upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(d) during its most recent fiscal year, the Company knows of no person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person") that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a) during the most recent fiscal year.

------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
------------------------------------------------------------------------------

Cash compensation

The following table sets forth the aggregate compensation paid by Amexdrug and/or its subsidiary, Allied Med, Inc., for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                        Long Term Compensation
                    Annual Compensation Awards              Payouts
                    ------------------- ------              -------
(a)        (b)       (c)     (d)    (e)     (f)       (g)       (h)   (i)

                                                     Secur-
                                                     ities          All
Name and   Year or                  Other    Rest-   Under-   LTIP  Other
Principal  Period    Salary  Bonus  Annual   ricted  lying    Pay-  Compen-
Position   Ended       ($)    ($)   Compen-  Stock   Options  outs  sation
--------------------------------------------------------------------------

Jack Amin    12/31/01 $63,592   0       0      0          0      0     0
President/   12/31/02 $29,905   0       0      0          0      0     0
Director     12/31/03 $24,000   0       0      0          0      0     0

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Amexdrug's management during the fiscal years ended December 31, 2003 and 2002. Further, no member of Amexdrug's management has been granted any option or stock appreciation rights

Accordingly, no tables relating to such items have been included within this Item.

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

Amexdrug intends to enter into an employment agreement with Jack Amin in the near future that will provide for an initial salary of $150,000 per year retroactive to January 1, 2004, and possible bonuses as the board of directors may determine are appropriate. In the event Amexdrug is unable to pay the full $150,000 per year annual salary to Mr. Amin, he has indicated that he may accept a portion of the salary in the form of Amexdrug common stock.

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

Other compensation

None.

------------------------------------------------------------------------------
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------------

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to Amexdrug to be the beneficial owners of more than five percent of Amexdrug's common stock as of March 26, 2004. Each of these persons has sole investment and sole voting power over the shares indicated.

                                       Number                  Percent
Name and Address            of Shares Beneficially Owned       of Class
----------------            ----------------------------       --------

Jack Amin                            7,835,000                   97.3%
8909 West Olympic Blvd.
Suite 112
Beverly Hills, CA 90211

Security ownership of management

The following table sets forth the share holdings of Amexdrug's directors and executive officers as of March 26, 2004. Each of these persons has sole investment and sole voting power over the shares indicated.

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

-----------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------------------------------

Transactions with management and others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, during the last two fiscal years ended December 31, 2003, or since December 31, 2003, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest, other than the following:

     1. Amexdrug anticipates that it will enter into an employment agreement with Jack Amin in the near future. It is expected that the employment agreement will be retroactive to January 1, 2004, and that it will provide for an initial annual salary of $150,000 and possible bonuses as the board of directors may determine are appropriate. The employment agreement may give Mr. Amin the option to take a portion of the salary in shares of the Company's common stock.

     2. Effective December 20, 2002 Jack Amin's wife transferred four undeveloped parcels of real property to Allied Med, Inc. as an additional capital contribution to the Company. The Company did not pay anything to Mrs. Amin for the properties. The properties are held by the Company for investment purposes. For more information concerning the properties, see "Item. 2 Description of Properties."

     3. In October 2003 Mrs. Amin transferred four undeveloped parcels of real property to Allied Med, Inc. as an additional capital contribution to the Company. The Company did not pay anything to Mrs. Amin for the properties. The properties are held by the Company for investment purposes. For more information concerning the properties, see "Item. 2 Description of Properties."

     4. During the year ended December 31, 2003 Amexdrug purchased inventory totaling $90,992 from Amrx Corporation, a corporation owned by Jack Amin, the Company's president. As of December 31, 2003, accounts payable to Amrx Corporation totaled $18,588.

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

(a) Exhibits

Exhibit
Number            Description
-------           -----------

 2.1              Agreement and Plan of Merger
                  (to change domicile from California
                  to Nevada)*

 2.2              Agreement and Plan of Reorganization
                  (to acquire Allied Med, Inc.)**

 3.1              Articles of Incorporation***

 3.2              By-Laws***

21.1             List of Subsidiaries of Amexdrug Corporation***

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002

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

               ** Exhibit 2.2 is incorporated by reference from Amexdrug's Form 8-K Current Report filed January 15, 2002 as Exhibit 10.01

               *** Exhibits 3.1, 3.2 and 21.1 are incorporated by reference from Amexdrug's 2001 Form 10-KSB filed April 1, 2002.

(b) Reports on Form 8-K

Amexdrug filed no reports on Form 8-K during the last quarter of the period covered by this report:

-------------------------------------------------------------------------------
                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------------------------------------


Audit Fees

For the fiscal years ended December 31, 2003 and 2002, our principal accountant billed $12,387 and $16,062, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

Audit-Related Fees

There were $0 and $0 in fees, respectively, billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for the fiscal years ended December 31, 2003 and 2002.

Tax Fees

For the fiscal years ended December 31, 2003 and 2002, our principal accountant billed us $500 and $950, respectively, for services for tax compliance, tax advice, and tax planning work.

All Other Fees

There were $0 and $0 in other fees, respectively, billed by our principal accountants other than those disclosed above for fiscal years ended December 31, 2002 and 2003.

Pre-Approved Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

------------------------------------------------------------------------------
                                   SIGNATURES
------------------------------------------------------------------------------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMEXDRUG CORPORATION



Date: March 29, 2004            By /s/ Jack Amin
                                  ------------------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 29, 2004            By /s/ Jack Amin
                                  ------------------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer, Chief
                                  Financial Officer and Chief Accounting Officer



Date: March __, 2004            By
                                  ------------------------------------------
                                  Rodney Barron, M.D., Director,



Date: March 29, 2004            By /s/ Behrooz Meimand
                                  ------------------------------------------
                                  Behrooz Meimand, Director,

                                  EXHIBIT INDEX

Exhibit                                                                 Exhibit
Number            Description                                          Location

 2.1              Agreement and Plan of Merger                             *
                  (to change domicile from California

 2.2              Agreement and Plan of Reorganization                     **

 3.1              Articles of Incorporation                                ***

 3.2              By-Laws                                                  ***

21.1              List of Subsidiaries of Amexdrug                         ***
                  Corporation

31.1              Certification of Chief Executive Officer                  42
                  pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002

31.2              Certification of Chief Financial Officer                  44
                  pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002

32.1              Certification of Chief Executive Officer                  46
                  pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002

32.2              Certification of Chief Financial Officer                  47
                  pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002

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