Form 10QSB
period 2004-03-30
AMEXDRUG CORP
filed 2004-05-17
CIK 45621

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

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

                     8909 West Olympic Boulevard, Suite 208
                         Beverly Hills, California 90211
                         -------------------------------
                    (Address of Principal Executive offices)

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

(1) Yes   X   No                       (2) Yes    X     No
        -----   -----                           ------     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   X   No
    -----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 6, 2004, there were 8,052,783 shares of the issuer's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiary as of March 31, 2004 and December 31, 2003, and the related unaudited condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2004 and March 31, 2003, and the notes to the condensed consolidated financial statements appear below. The financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual financial statements included in Amexdrug Corporation's annual report on Form 10-KSB for the year ended December 31, 2003.

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

     Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                              AMEXDRUG CORPORATION
                                   FORM 10-QSB

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION
                                                                           Page

Item 1. Financial Statements (Unaudited).....................................5

       Condensed Consolidated Balance Sheets -- As of March 31, 2004
         and December 31, 2003 (Unaudited)...................................5

       Condensed Consolidated Statements of Operations for the Three Months
         Ended March 31, 2004 and 2003 (Unaudited)...........................6

       Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2004 and 2003 (Unaudited)...........................7

       Notes to Condensed Consolidated Financial Statements (Unaudited)......8

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................10

Item 3. Controls and Procedures.............................................13



                         PART II - OTHER INFORMATION
Item 1. Legal Proceedings...................................................13

Item 2. Changes in Securities...............................................14

Item 3. Defaults Upon Senior Securities.....................................14

Item 4. Submission of Matters to a Vote of Security Holders.................14

Item 5. Other Information...................................................14

Item 6. Exhibits and Reports on Form 8-K....................................15

AMEXDRUG CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                                   March 31,         December 31,
                                                                                     2004               2003
---------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                              $ 211,486            $ 1,185
Accounts receivable, net of allowance for doubtful accounts of $95,000
and $95,000, respectively                                                           310,423            405,224
Inventory                                                                           106,037            137,948
---------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                627,946            544,357
---------------------------------------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                                                       133,641            133,641
Leasehold improvements                                                               15,700             15,700
---------------------------------------------------------------------------------------------------------------
Total Property and Equipment                                                        149,341            149,341
Less:  Accumulated depreciation                                                     (88,605)           (82,863)
---------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                           60,736             66,478
Investment in real estate                                                                 -                  -
Deposits                                                                              1,100              1,100
---------------------------------------------------------------------------------------------------------------

Total Assets                                                                      $ 689,782          $ 611,935
---------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Checks written in excess of cash in bank                                                $ -           $ 41,024
Accounts payable                                                                    689,066            586,116
Accrued liabilities                                                                  17,355             14,972
Accrued settlement obligation                                                       129,886                  -
Accrued income taxes                                                                      -                  -
Current portion of capital lease obligations                                         24,712             24,545
---------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                           861,019            666,657
---------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
Accrued settlement obligation, net of current portion                                10,114                  -
Deferred income taxes                                                                     -              1,004
Capital lease obligations, net of current portion                                    28,436             35,076
---------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                          38,550             36,080
---------------------------------------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock - $0.001 par value; 50,000,000 shares authorized;
8,052,783 shares issued and outstanding                                               8,053              8,053
Additional paid-in capital                                                            7,969              7,969
Accumulated deficit                                                                (225,809)          (106,824)
---------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                        (209,787)           (90,802)
---------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                       $ 689,782          $ 611,935
---------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

AMEXDRUG CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          For the Three Months
                                                              Ended March 31,
                                                      ---------------------------------
                                                             2004              2003
---------------------------------------------------------------------------------------

Sales                                                    $ 2,238,753       $ 3,836,246
Cost of Goods Sold                                         2,142,924         3,604,970
---------------------------------------------------------------------------------------

Gross Profit                                                  95,829           231,276

Operating Expenses
Selling, general and administrative expense                  (74,573)         (134,793)
Interest expense                                              (1,245)           (1,325)
---------------------------------------------------------------------------------------

Income From Operations                                        20,011            95,158

Settlement Expense                                          (140,000)                -
---------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                           (119,989)           95,158

Provision for Income Taxes                                     1,004           (31,204)
---------------------------------------------------------------------------------------

Net Income (Loss)                                          $(118,985)         $ 63,954
---------------------------------------------------------------------------------------

Basic Income (Loss) Per Common Share                         $ (0.01)           $ 0.01
---------------------------------------------------------------------------------------

Basic Weighted-Average Common
Shares Outstanding                                         8,052,783         8,052,783
---------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

AMEXDRUG CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                     -------------------------------
                                                                         2004               2003
----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income (loss)                                                       $ (118,985)        $ 63,954
Adjustments to reconcile net income to net cash used in
 operating activities:
Depreciation                                                                 5,742            4,475
Bad debt expense                                                                 -           39,917
Settlement expense                                                         140,000                -
Changes in operating assets and liabilities:
Accounts receivable                                                         94,801         (185,159)
Inventory                                                                   31,911          285,351
Accounts payable and accrued liabilities                                   105,333         (188,225)
Accrued income taxes                                                                              -
Deferred income taxes                                                       (1,004)           4,459
----------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                                  257,798           24,772
----------------------------------------------------------------------------------------------------

Net Cash Provided by Investing Activities                                        -                -
----------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payment of checks written in excess of cash in bank                        (41,024)               -
Principal payments on capital lease obligations                             (6,473)          (4,361)
----------------------------------------------------------------------------------------------------

Net Cash Used in Financing Activities                                      (47,497)          (4,361)
----------------------------------------------------------------------------------------------------

Net Increase in Cash                                                       210,301           20,411

Cash at Beginning of Period                                                  1,185          338,529
----------------------------------------------------------------------------------------------------

Cash at End of Period                                                     $211,486         $358,940
----------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information:
Cash paid for interest                                                     $ 1,245          $ 1,325
----------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements
                                       7

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2003. The financial position and results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

During the three months ended March 31, 2004, purchases from three vendors accounted for 45%, 20%, and 15% of total purchases. As of March 31, 2004, accounts payable to these vendors accounted for 47%, 23%, and 16% of the total accounts payable, respectively.

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

Basic Income (Loss) Per Common Share -- Basic income loss per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. No agreements or contracts exist that have created any potentially issuable common shares.

                       AMEXDRUG CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS


NOTE 2 -- SETTLEMENT EXPENSE

On June 9, 2003, a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against the Company, its predecessor corporation Amexdrug Corporation, a California corporation, its wholly owned subsidiary Allied Med, Inc., and Jack Amin. The plaintiffs allege in the complaint that the parties entered into a one page finder's agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs are entitled to receive a finder's fee equal to 7.5% (approximately 603,959 shares) of the fully diluted shares of the Company with a value not less than $600,000 and unspecified lost profits. The plaintiffs alleged causes of action for breach of contract, for specific performance, for services rendered and for unjust enrichment. On May 10, 2004, the Company reached a settlement with the plaintiffs whereby Jack Amin will transfer 360,000 shares of common stock in the Company owned by him personally to the plaintiffs, the Company will pay $25,000 plus interest at 5% over 24 months, and the Company will transfer two of its parcels of real estate, that were recently transferred to the Company by Jack Amin, to the plaintiffs. A settlement expense of $140,000 was recorded as a result of the settlement. Jack Amin directly or indirectly provided approximately 82 percent of the total consideration.

In calculating the settlement expense of $140,000, management estimates the value of the parcels of real estate to be approximately $40,000. Since the investment in the real estate is carried at zero value, a corresponding gain on the transfer will be recognized in the subsequent quarter when the transfer actually takes place. The Company estimated the fair value of common stock to be transferred directly by Jack Amin to be $75,000, or approximately $0.21 per share, base on the estimated discounted cash flows that could be realized from selling the common shares into the current thinly traded market for the common shares. The Company will recognize a corresponding capital contribution from Jack Amin in the amount of $75,000 when the common shares are transferred to the plaintiffs.

NOTE 3 -- CONTINGENCIES

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

The Franchise Tax Board of the State of California has asserted that the Amexdrug Corporation (formerly Harlyn Products, Inc.) owes approximately $581,000 in franchise taxes from periods prior to April 2000, including accrued interest through March 31, 2004. However, as stipulated in the bankruptcy court's order dated April 25, 2000, Jack Amin purchased 1,000,000 common shares of Harlyn Products, Inc. free of any and all liens or encumbrances. Accordingly, management contends that the Company has no liability relating to the claim and no amounts have been accrued in the accompanying financial statements.

Item 2.   Management=s Discussion and Analysis or Plan of Operation.

         (a)      Plan of Operation.

         Not applicable.

         (b) Management=s Discussion and Analysis of Financial Condition and Results of Operations.

         Overview
         --------

         Amexdrug Corporation is located 8909 West Olympic Boulevard, Suite 112, Beverly Hills, California 90211. Its phone number is (310) 855-0475. Its fax number is (310) 855-0477. Its website is www.amexdrug.com. Shares of Amexdrug
                                           ----------------
common stock are traded on the OTC Bulletin Board under the symbol AXRX, and on the Frankfurt Stock Exchange in Germany under the symbol AZC. The President of Amexdrug has had experience working in the pharmaceutical industry for the past 20 years.

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

         Results of Operations
         ---------------------

         For the three months ended March 31, 2004, Amexdrug reported sales of $2,238,753, comprised entirely of income from the Allied Med, Inc. pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This was $1,597,493 less than the $3,836,246 of sales reported for the three months ended March 31, 2003. Cost of goods sold for the three months ended March 31, 2004 was $2,142,924, a decrease of $1,462,046 from the $3,604,970 cost of goods sold for the three months ended March 31, 2003. Gross profit decreased by $135,447 to $95,829 or 4.3% of sales for the three months ended March 31, 2004, from the $231,276 or 6.0% of sales recorded for the three months ended March 31, 2003. Amexdrug attributes its decrease in sales for the three month period ended March 31, 2004 to increased competition (both domestic and foreign) and Amexdrug's search for better discount products to sell. Amexdrug believes that some consumers are purchasing larger quantities of drugs from Canadian or other foreign services, and this has adversely impacted the Company's sales to domestic pharmacies.

         Selling, general and administrative expense was $74,573 for the three months ended March 31, 2004, a decrease of $60,220 from the $134,793 recorded for the three months ended March 31, 2003. Interest expense decreased slightly to $1,245 for the three months ended March 31, 2004 from $1,325 for the three months ended March 31, 2003. The decrease in operating expenses is largely attributable to a decrease in shipping expenses related to the decline in sales and resulting decrease in Amexdrug's operations.

         Income from operations for the three months ended March 31, 2004 was $20,011, a decrease of $75,147 from the $95,158 recorded for the three months ended March 31, 2003. The decrease in income from operations is associated with the decrease in sales partially offset by the associated decreases in cost of goods sold and operating expenses.

         Although income from operations decreased during the three months ended March 31, 2004, Amexdrug's operating activities provided $257,798 cash during the three months ended March 31, 2004 compared to $24,772 cash provided by operating activities during the three months ended March 31, 2003.

Amexdrug incurred a non-recurring non-cash settlement expense of $140,000 during the three months ended March 31, 2004 in order to settle litigation commenced in June 2003. In the settlement, Jack Amin agreed to transfer 360,000 shares of Amexdrug common stock owned personally by him to the plaintiffs, and the Company agreed to transfer two parcels of its real estate that were recently transferred to the Company by Jack Amin with an estimated value of $40,000 and pay $25,000 with interest at five percent per annum over twenty four months, to the plaintiffs.

         During the three months ended March 31, 2004, Amexdrug earned approximately $20,000 of income prior to the non-recurring settlement expense of $140,000, as compared to the $63,954 net income earned during the three months ended March 31, 2003. Amexdrug attributes this decrease in net income primarily to a settlement expense of $140,000 associated with settling a lawsuit described in Part II, Item 1 "Legal Proceedings" of this report and also in Note 2 of the financial statements, and also to the decreases in sales and gross profits during the same period.

         Liquidity and Capital Resources - March 31, 2004
         ------------------------------------------------

         As of March 31, 2004, Amexdrug reported total current assets of $627,946, comprised of cash of $211,486, net accounts receivable of $310,423 and inventory of $106,037. Total assets as of March 31, 2004 were $689,782, which included total current assets, plus net property and equipment of $60,736 and deposits of $1,100.

         Amexdrug=s liabilities as of March 31, 2004 consist of accounts payable of $689,066, accrued settlement obligation of $129,886, accrued liabilities of $17,355, current portion of capital lease obligations of $24,712, and total long-term liabilities of $38,550.

         During the three months ended March 31, 2004, Amexdrug's operating activities provided $257,798 cash compared to $24,772 cash provided by Amexdrug's operating activities in the three months ended March 31, 2003. The primary adjustments to reconcile net loss to net cash provided by operating activities during the first quarter of 2004 were as follows: an increase from a non-cash settlement expense of $140,000, a decrease in accounts receivable of $94,801, a decrease in inventory of $31,911, and an increase in accounts payable and accrued liabilities of $105,333. Cash increased during the three months ended March 31, 2004 by $210,301 compared to an increase during the three months ended March 31, 2003 of $20,411. Amexdrug had $211,486 of cash at March 31, 2004, and management anticipates that operations will use cash during the next twelve months. However, management estimates that cash currently available will be sufficient to sustain operations and does not anticipate that Amexdrug will need to obtain additional financing during the next twelve months.

         Forward-looking statements
         --------------------------

         This document includes various forward-looking statements with respect to future operations of Amexdrug that are subject to risks and uncertainties. Forward-looking statements include information concerning expectations of future results of operations and such statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends,"

"estimates" or similar expressions. For those statements, Amexdrug claims the protection of the safe harbor for forward-looking statements contained in the Private Litigation Reform Act of 1995. Actual results may vary materially.

Item 3.  Controls and Procedures.

     As of the end of the period covered by this report, Amexdrug carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, Jack Amin, of the effectiveness of the design and operation of Amexdrug's disclosure controls and procedures. Based on this evaluation, Mr. Amin who is our chief executive officer and chief financial officer concluded that Amexdrug's disclosure controls and procedures are effective in timely alerting him to material information required to be included in Amexdrug's periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

     On June 9, 2003 a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles against the Company, its predecessor corporation Amexdrug Corporation, a California corporation, its wholly owned subsidiary Allied Med, Inc., and Jack Amin. The plaintiffs allege in the complaint that the parties entered into a one page finder's agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs are entitled to receive a finder's fee equal to 7.5% (approximately 603,959 shares) of the fully diluted shares of the Company with a value not less than $600,000 and unspecified profits. Plaintiffs allege causes of action for breach of contract, for specific performance, for services rendered and for unjust enrichment. Plaintiffs seek compensation for damages, legal fees, costs and interest. The parties reached a settlement of this matter on May 10, 2004 pursuant to which Jack Amin has agreed to transfer 360,000 shares of Amexdrug common stock owned personally by him to the plaintiffs, the Company has agreed to pay $25,000 over twenty-four months with five percent interest and transfer two parcels of undeveloped real property, that were recently transferred to the Company by Jack Amin, to the plaintiffs, and the parties will execute a mutual release of all claims. The plaintiffs are to provide a legal opinion from a reputable securities attorney or law firm that the 360,000 shares being transferred by Jack Amin are unrestricted. A settlement expense of $140,000 was recorded as a result of the settlement. Jack Amin directly or indirectly provided approximately 82 percent of the total consideration.

     In response to an action initiated by the Company against one of its vendors, the vendor filed a counterclaim for $365,603, plus costs and attorney fees. At dispute are pharmaceutical products the Company contends were nonconforming. In its action, the Company seeks damages for losses suffered as a result of the delivery of non-conforming products. The case is in the early stages of discovery. The Company intends to prosecute its action and defend the counterclaim vigorously. The Company may incur substantial costs to defend this action, and the action may result in a substantial judgment against the Company and/or its wholly-owned subsidiary, Allied Med, Inc. This case, Allied Med, Inc. vs. Alliance Wholesale Distribution, (case no. 0310-11570) is filed in Multnomah County, Oregon Circuit Court.

     The  Franchise  Tax  Board of the State of  California  has  asserted  that
Amexdrug Corporation (formerly Harlyn Products, Inc.) owes approximately $581,000 in franchise taxes from periods prior to April 2000, including accrued interest through March 31, 2004. However, as stipulated in the bankruptcy court's order dated April 25, 2000, Jack Amin purchased 1,000,000 common shares of Harlyn Products, Inc. free of any and all liens and encumbrances. Accordingly, management contends that the Company has no liability relating to this claim.

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

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K.

     No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended March 31, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMEXDRUG CORPORATION


Date: May 13, 2004             By: /s/ Jack Amin
                                  -------------------------------------
                                  Jack Amin
                                  Director, President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer