Form 10QSB
period 2004-06-30
AMEXDRUG CORP
filed 2004-08-16
CIK 45621

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to____________

                           Commission File No. 0-7473

                              Amexdrug Corporation
     -----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                NEVADA                                     95-2251025
     -------------------------------               -----------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 2004, there were 8,052,783 shares of the issuer's common stock issued and outstanding.

                              AMEXDRUG CORPORATION
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   Financial Statements (Unaudited)....................................4

      Condensed Consolidated Balance Sheets --
       As of June 30, 2004 and December 31, 2003 (Unaudited)..................5

      Condensed Consolidated Statements of Operations
       for the Three  and Six Months Ended June 30, 2004
       and 2003 (Unaudited)...................................................6

      Condensed Consolidated Statements of Cash Flows
       for the Six Months Ended June 30, 2004 and 2003 (Unaudited)............7

      Notes to Condensed Consolidated Financial Statements (Unaudited)........8

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................10

Item 3.   Controls and Procedures............................................12


                           PART II - OTHER INFORMATION
Item 1.   Legal Proceedings..................................................13

Item 2.   Changes in Securities..............................................13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........13

Item 4.   Submission of Matters to a Vote of Securities Holders..............13

Item 5.   Other Matters......................................................13

Item 6.   Exhibits and Reports on Form 8-K...................................13

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

         The  unaudited  condensed   consolidated  balance  sheets  of  Amexdrug
Corporation, a Nevada corporation, and subsidiary as of June 30, 2004 and December 31, 2003, the related unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2004 and June 30, 2003, the related unaudited condensed consolidated statements of cash flows for the six month periods ended June 30, 2004 and June 30, 2003, and the notes to the condensed consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug Corporation's annual report on Form 10-KSB as of December 31, 2003.

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

         Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

AMEXDRUG CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                          June 30,  December 31,
                                                            2004         2003
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                     $ 100,844    $   1,185
Accounts receivable, net of allowance for
doubtful accounts of $95,000and $95,000, respectively      315,580      405,224
Inventory                                                   84,108      137,948
--------------------------------------------------------------------------------
Total Current Assets                                       500,532      544,357
--------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                              133,641      133,641
Leasehold improvements                                      15,700       15,700
--------------------------------------------------------------------------------
Total Property and Equipment                               149,341      149,341
Less:  Accumulated depreciation                            (94,349)     (82,863)
--------------------------------------------------------------------------------
Net Property and Equipment                                  54,992       66,478
Investment in real estate                                     --           --
Deposits                                                     1,100        1,100
--------------------------------------------------------------------------------

Total Assets                                             $ 556,624    $ 611,935
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Checks written in excess of cash in bank                 $    --      $  41,024
Accounts payable                                           449,096      586,116
Accrued liabilities                                         18,379       14,972
Accrued settlement obligation                              140,000         --
Accrued income taxes                                          --           --
Current portion of capital lease obligations                24,874       24,545
--------------------------------------------------------------------------------
Total Current Liabilities                                  632,349      666,657
--------------------------------------------------------------------------------

Long-Term Liabilities
Deferred income taxes                                         --          1,004
Capital lease obligations, net of current portion           22,602       35,076
--------------------------------------------------------------------------------
Total Long-Term Liabilities                                 22,602       36,080
--------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock - $0.001 par value; 50,000,000
 shares authorized; 8,052,783 shares issued and
 outstanding                                                 8,053        8,053
Additional paid-in capital                                   7,969        7,969
Accumulated deficit                                       (114,349)    (106,824)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                                (98,327)     (90,802)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit              $ 556,624    $ 611,935
--------------------------------------------------------------------------------

      See accompanying note to condensed consolidated financial statements

AMEXDRUG CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  For the Three Months          For the Six Months
                                                     Ended June 30,               Ended June 30,
                                              ---------------------------  --------------------------
                                                  2004           2003           2004           2003
------------------------------------------------------------------------------------------------------
Sales                                         $ 1,997,336    $ 2,870,874    $ 4,236,089    $ 6,707,120
Cost of Goods Sold                              1,795,682      2,793,264      3,938,606      6,398,234
------------------------------------------------------------------------------------------------------

Gross Profit                                      201,654         77,610        297,483        308,886

Operating Expenses
Selling, general and administrative expense       (89,257)       (94,557)      (163,830)      (229,350)
Interest expense                                     (937)        (1,267)        (2,182)        (2,592)
------------------------------------------------------------------------------------------------------

Income From Operations                            111,460        (18,214)       131,471         76,944

Settlement Expense                                   --                        (140,000)          --
------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                 111,460        (18,214)        (8,529)        76,944

Provision for Income Taxes                           --           16,246          1,004        (14,958)
------------------------------------------------------------------------------------------------------

Net Income (Loss)                             $   111,460    $    (1,968)   $    (7,525)   $    61,986
------------------------------------------------------------------------------------------------------

Basic Income (Loss) Per Common Share          $      0.01    $      --      $      --      $      0.01
------------------------------------------------------------------------------------------------------

Basic Weighted-Average Common
Shares Outstanding                              8,052,783      8,052,783      8,052,783      8,052,783
------------------------------------------------------------------------------------------------------

                  See accompanying note to condensed consolidated financial statements


                                                  -6-

AMEXDRUG CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                         For the Six Months
                                                           Ended June 30,
                                                       ----------------------
                                                        2004           2003
-----------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income (loss)                                     $ (7,525)     $ 61,986
Adjustments to reconcile net income to net
 cash used in operating activities:
Depreciation                                            11,486         8,951
Settlement expense                                     140,000             -
Changes in operating assets and liabilities:
Accounts receivable                                     89,644       364,698
Inventory                                               53,840       271,914
Accounts payable and accrued liabilities              (133,613)     (782,420)
Accrued income taxes                                         -         9,367
Deferred income taxes                                   (1,004)        4,791
-----------------------------------------------------------------------------

Net Cash Provided by Operating Activities              152,828       (60,713)
-----------------------------------------------------------------------------

Net Cash Provided by Investing Activities                    -             -
-----------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payment of checks written in excess of cash in bank    (41,024)            -
Principal payments on capital lease obligations        (12,145)       (8,917)
-----------------------------------------------------------------------------

Net Cash Used in Financing Activities                  (53,169)       (8,917)
-----------------------------------------------------------------------------

Net Change in Cash                                      99,659       (69,630)

Cash at Beginning of Period                              1,185       338,529
-----------------------------------------------------------------------------

Cash at End of Period                                $ 100,844       268,899
-----------------------------------------------------------------------------

Supplemental Cash Flow Information:
Cash paid for interest                                 $ 2,182       $ 2,592
-----------------------------------------------------------------------------

      See accompanying note to condensed consolidated financial statements

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2003. The financial position and results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

During the six months ended June 30, 2004, purchases from three vendors accounted for 44%, 18%, and 17% of total purchases. As of June 30, 2004, accounts payable to these vendors accounted for 25%, 32%, and 0% of the total accounts payable, respectively.

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

                       AMEXDRUG CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

NOTE 2 -- CONTINGENCIES

On June 9, 2003 a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles against the Company, its predecessor corporation, Harlyn Products, Inc., a California corporation, the Company's wholly owned subsidiary, Allied Med, Inc., and the Company's principal shareholder, Jack Amin. The plaintiffs allege in the complaint that the parties entered into a one page finder's agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs are entitled to receive a finder's fee equal to 7.5% (approximately 603,959 shares) of the fully diluted shares of the Company with a value not less than $600,000 and unspecified lost profits. Plaintiffs allege causes of action for breach of contract, for specific performance, for services rendered and for unjust enrichment. Plaintiffs seek compensation for damages, legal fees, costs and interest. During the first quarter of 2004, the parties, including the plaintiffs, entered into a tentative agreement to settle the plaintiff's claim by the transfer of property, including 300,000 shares of Amexdrug common stock, to the plaintiffs. The fair value of the property was $140,000. Due to the inability of the plaintiffs to obtain an opinion that the shares of Amexdrug common stock were freely tradable, the Court has determined that there was no agreement between the parties. The claim is set to be heard by the Court in September 2004. Management has determined, with the advice of its legal counsel, that the amount of loss from the claim is at least $140,000 and the Company has accrued that amount in the accompanying financial statements. However, the potential loss is not currently determinable and may exceed the amount accrued.

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

         (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Overview
         --------

         Amexdrug Corporation is located at 8909 West Olympic Boulevard, Suite 112, Beverly Hills, California 90211. Its phone number is (310) 855-0475. Its fax number is (310) 855-0477. Its website is www.amexdrug.com. Shares of Amexdrug common stock are traded on the OTC Bulletin Board under the symbol AXRS, and on the Frankfurt Stock Exchange in Germany under the symbol AZC. The President of Amexdrug has had experience working in the pharmaceutical industry for the past 20 years.

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

         Results of Operations
         ---------------------

         For the three months ended June 30, 2004, Amexdrug reported sales of $1,997,336, comprised entirely of income from the Allied Med, Inc. pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This is $873,538 less than the $2,870,874 of sales reported for the three months ended June 30, 2003. For the six months ended June 30, 2004, sales reported by Amexdrug were $4,236,089, which is $2,471,031 less than the $6,707,120 of sales reported for the six months ended June 30, 2003. During the three and six month periods ended June 30, 2004, Amexdrug experienced a decline in total sales due to increased competition (both domestic and foreign) and Amexdrug's search for better discount products to sell. Amexdrug believes that some consumers are purchasing larger quantities of drugs from Canadian or other foreign suppliers, and this has adversely impacted the Company's sales to domestic pharmacies. Cost of goods sold for the three months ended June 30, 2004 was $1,795,682, a decrease of $997,582 over the $2,793,264 cost of goods sold for the three months ended June 30, 2003. Cost of goods sold for the six months ended June 30, 2004 was $3,938,606, a decrease of $2,459,628 over the $6,398,234 cost of goods sold for the six months ended June 30, 2003. During the three months ended June 30, 2004 gross profit increased by $124,044 to $201,654 or 10.1% of sales for the three months ended June 30, 2004, from the $77,610 or 2.7% of sales recorded for the three months ended June 30, 2003. For the six months ended June 30, 2004 gross profit decreased by $11,403 to $297,483 or 7.0% of sales from the $308,886 or 4.6% of sales recorded for the six months ended June 30, 2003. Although sales decreased during the three and six month periods ended June 30, 2004 compared to sales in the three and six month periods ended June 30, 2003, profit margins increased during these same time periods due to the Company's sale of products having larger profit margins during the later periods.

         Selling, general and administrative expense was $89,257 for the three months ended June 30, 2004, a decrease of $5,300 from the $94,557 recorded for the three months ended June 30, 2003. For the six months ended June 30, 2004, Amexdrug reported selling, general and administrative expense of $163,830, a decrease of $65,520 from the $229,350 reported for the six months ended

June 30,2003. This decrease in selling, general and administrative expense is largely attributable to decreases in bad debt expense and shipping expense.

         During the three months ended June 30, 2004, Amexdrug experienced net income of $111,460, as compared to the $1,968 net loss incurred for the three months ended June 30, 2003. During the six months ended June 30, 2004, Amexdrug experienced a net loss of $7,525, a decrease of $69,511 from the $61,986 net income reported for the six months ended June 30, 2003. Amexdrug attributes this change primarily to decreases in sales during the later periods, partially off set due to sales of higher profit margin products during the first six months of 2004, and also to decreasing its selling, general and administrative expenses.

         Amexdrug incurred a non-recurring non-cash settlement expense of $140,000 during the three months ended March 31, 2004 in order to settle litigation commenced in June 2003. In the settlement, Jack Amin agreed to transfer 360,000 shares of Amexdrug common stock owned personally by him to the plaintiffs, and the Company agreed to transfer two parcels of its real estate that were recently transferred to the Company by Jack Amin with an estimated value of $40,000 and pay $25,000 with interest at five percent per annum over twenty four months, to the plaintiffs. No similar expenses were incurred in the three months ended June 30, 2004 or in the three or six months ended June 30, 2003.

         Liquidity and Capital Resources - June 30, 2004
         -----------------------------------------------

         As of June 30, 2004, Amexdrug reported total current assets of $500,532, comprised of cash of $100,844, accounts receivable, net of $315,580 and inventory of $84,108. Total assets as of June 30, 2004 were $556,624, which included total current assets, plus net property and equipment of $54,992 and deposits of $1,100.

         Amexdrug's liabilities as of June 30, 2004 consist of accounts payable of $449,096, accrued settlement obligation of $140,000, accrued liabilities of $18,379, current portion of capital lease obligations of $24,874, and total long-term liabilities of $22,602.

         During the six months ended June 30, 2004, Amexdrug's operating activities provided $152,828 cash compared to $60,713 cash used in Amexdrug's operating activities in the six months ended June 30, 2003. The primary adjustments to reconcile net loss to net cash provided by operating activities during the first six months of 2004 were as follows: depreciation expense of $11,486, an increase from a non-cash settlement expense of $140,000, a decrease in accounts receivable of $89,644, a decrease in inventory of $53,840, and a decrease in accounts payable and accrued liabilities of $133,613. Cash increased during the six months ended June 30, 2004 by $99,659 compared to a decrease during the six months ended June 30, 2003 of $69,630. Cash from operating activities in the six months ended June 30, 2004 increased primarily due to a decrease in accounts receivable. Amexdrug had $100,844 of cash at June 30, 2004, and management anticipates that operations will use cash during the next twelve months. However, management estimates that cash currently available will be sufficient to sustain operations and does not anticipate that Amexdrug will need to obtain additional financing during the next twelve months.

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

Item 3.   Controls and Procedures.

         As of the end of the period covered by this report, Amexdrug carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, Jack Amin, of the effectiveness of the design and operation of Amexdrug's disclosure controls and procedures. Based on this evaluation, Mr. Amin who is our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in Amexdrug's periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

         On June 9, 2003 a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles against the Company, its predecessor corporation, Harlyn Products, Inc., a California corporation, the Company's wholly owned subsidiary, Allied Med, Inc., and the Company's principal shareholder, Jack Amin. The plaintiffs allege in the complaint that the parties entered into a one page finder's agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs are entitled to receive a finder's fee equal to 7.5% (approximately 603,959 shares) of the fully diluted shares of the Company with a value not less than $600,000 and unspecified lost profits. Plaintiffs allege causes of action for breach of contract, for specific performance, for services rendered and for unjust enrichment. Plaintiffs seek compensation for damages, legal fees, costs and interest. During the first quarter of 2004, the parties, including the plaintiffs, entered into a tentative agreement to settle the plaintiff's claim by the transfer of property, including 300,000 shares of Amexdrug common stock, to the plaintiffs. The fair value of the property was $140,000. Due to the inability of the plaintiffs to obtain an opinion that the shares of Amexdrug common stock were freely tradable, the Court has determined that there was no agreement between the parties. The claim is set to be heard by the Court in September 2004. Management has determined, with the advice of its legal counsel, that the amount of loss from the claim is at least $140,000 and the Company has accrued that amount in the accompanying financial statements. However, the potential loss is not currently determinable and may exceed the amount accrued.

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

         (a)Exhibits.

         Exhibit
         Number             Description
         ------             -----------

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended June 30, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMEXDRUG CORPORATION


Date: August 13, 2004          By:  /s/ Jack Amin
                                  ---------------------------------------------
                                  Jack Amin
                                  Director, President, Chief Executive Officer, Chief Financial Officer and Chief
                                  Accounting Officer