Form 10QSB
period 2004-09-30
AMEXDRUG CORP
filed 2004-11-22
CIK 45621

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to____________

                           Commission File No. 0-7473

                              Amexdrug Corporation
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  NEVADA                               90-0017017
      -------------------------------          --------------------------
      (State or Other Jurisdiction of          (I.R.S. Employer I.D. No.)
      Incorporation or Organization)

                     8909 West Olympic Boulevard, Suite 208
                         Beverly Hills, California 90211
                  --------------------------------------------
                    (Address of Principal Executive offices)

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

Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 15, 2004, there were 8,052,783 shares of the issuer's common stock issued and outstanding.

                              AMEXDRUG CORPORATION
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                            Page
Item 1. Financial Statements (Unaudited)......................................3

        Condensed Consolidated Balance Sheets --
         As of September 30, 2004 and December 31, 2003 (Unaudited)...........4

        Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2004
         and 2003 (Unaudited).................................................5

        Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2004 and 2003 (Unaudited)............6

        Notes to Condensed Consolidated Financial Statements (Unaudited)......7

Item 2. Management's Discussion and Analysis or Plan of Operations............9

Item 3. Controls and Procedures..............................................12


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................13

Item 2. Changes in Securities................................................14

Item 3. Defaults Upon Senior Securities......................................14

Item 4. Submission of Matters to a Vote of Security Holders..................14

Item 5. Other Information....................................................14

Item 6. Exhibits and Reports on Form 8-K.....................................14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The unaudited condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiary as of September 30, 2004 and December 31, 2003, the related unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2004 and September 30, 2003, the related unaudited condensed consolidated statements of cash flows for the nine month periods ended September 30, 2004 and September 30, 2003 and the notes to the unaudited condensed consolidated financial statements follow. The financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual financial statements included in Amexdrug's annual report on Form 10-KSB for the year ended December 31, 2003.

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

         Operating results for the quarter ended September 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                      AMEXDRUG CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                     September 30,  December 31,
                                                          2004          2003
--------------------------------------------------------------------------------

ASSETS
Current Assets
Cash                                                   $  19,283      $   1,185
Accounts receivable, net of allowance for doubtful
accounts of $95,000 and $95,000, respectively            280,228        405,224
Inventory                                                 76,912        137,948
--------------------------------------------------------------------------------

Total Current Assets                                     376,423        544,357
--------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                            133,641        133,641
Leasehold improvements                                    15,700         15,700
--------------------------------------------------------------------------------
 Total Property and Equipment                            149,341        149,341
Less:  Accumulated depreciation                         (100,092)       (82,863)
--------------------------------------------------------------------------------
 Net Property and Equipment                               49,249         66,478
Investment in real estate                                   --             --
Deposits                                                   1,100          1,100
--------------------------------------------------------------------------------

Total Assets                                           $ 426,772      $ 611,935
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Checks written in excess of cash in bank               $    --        $  41,024
Accounts payable                                         361,098        586,116
Accrued liabilities                                        2,485         14,972
Accrued income taxes                                      36,183           --
Current portion of capital lease obligations              24,175         24,545
--------------------------------------------------------------------------------
 Total Current Liabilities                               423,941        666,657
--------------------------------------------------------------------------------

Long-Term Liabilities
Deferred income taxes                                      7,142          1,004
Capital lease obligations, net of current portion         17,104         35,076
--------------------------------------------------------------------------------
 Total Long-Term Liabilities                              24,246         36,080
--------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock - $0.001 par value; 50,000,000 shares
 authorized; 8,052,783 shares issued and outstanding       8,053          8,053
Additional paid-in capital                                 7,969          7,969
Accumulated deficit                                      (37,437)      (106,824)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                              (21,415)       (90,802)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit            $ 426,772      $ 611,935
--------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                             AMEXDRUG CORPORATION AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                        For the Three Months         For the Nine Months
                                         Ended September 30,         Ended September 30,
                                    --------------------------    --------------------------
                                        2004           2003           2004           2003
--------------------------------------------------------------------------------------------
Sales                               $ 1,178,454    $ 2,366,625    $ 5,414,543    $ 9,073,745
Cost of Goods Sold                    1,182,951      2,265,706      5,121,557      8,663,940
--------------------------------------------------------------------------------------------

Gross Profit (Loss)                      (4,497)       100,919        292,986        409,805

Operating Expenses
Selling, general and
 administrative expense                 (42,831)       (63,610)      (206,661)      (292,960)
Interest expense                           (770)        (2,560)        (2,952)        (5,152)
--------------------------------------------------------------------------------------------

Income (Loss) From Operations           (48,098)        34,749         83,373        111,693

Gain on Sale of Property                165,000           --          165,000           --

Gain (Loss) on Litigation Settlement      5,426           --         (134,574)          --
--------------------------------------------------------------------------------------------

Income Before Income Taxes              122,328         34,749        113,799        111,693

Provision for Income Taxes              (45,416)       (10,515)       (44,412)       (25,473)
--------------------------------------------------------------------------------------------

Net Income                          $    76,912    $    24,234    $    69,387    $    86,220
--------------------------------------------------------------------------------------------

Basic Income Per Common Share       $      0.01    $      --      $      0.01    $      0.01
--------------------------------------------------------------------------------------------

Basic Weighted-Average Common
Shares Outstanding                    8,052,783      8,052,783      8,052,783      8,052,783
--------------------------------------------------------------------------------------------

            See accompanying notes to condensed consolidated financial statements

                      AMEXDRUG CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           For the Nine Months
                                                           Ended September 30,
                                                         -----------------------
                                                            2004         2003
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income (loss)                                        $  69,387    $  86,220
Adjustments to reconcile net income to
 net cash used in operating activities:
 Depreciation                                               17,229       13,426
 Bad debt expense                                             --        (87,083)
 Gain on sale of property                                 (165,000)        --
 Loss on litigation settlement                             134,574         --
 Changes in operating assets and liabilities:
  Accounts receivable                                      124,996      466,113
  Inventory                                                 61,036      321,129
  Accounts payable and accrued liabilities                (207,079)    (951,245)
  Accrued income taxes                                      36,183       24,673
  Deferred income taxes                                      6,138         --
--------------------------------------------------------------------------------

 Net Cash Provided by Operating Activities                  77,464     (126,767)
--------------------------------------------------------------------------------

Net Cash Provided by Investing Activities                     --           --
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payment of checks written in excess of cash in bank        (41,024)        --
Principal payments on capital lease obligations            (18,342)     (13,347)
--------------------------------------------------------------------------------

Net Cash Used in Financing Activities                      (59,366)     (13,347)
--------------------------------------------------------------------------------

Net Change in Cash                                          18,098     (140,114)

Cash at Beginning of Period                                  1,185      338,529
--------------------------------------------------------------------------------

Cash at End of Period                                    $  19,283    $ 198,415
--------------------------------------------------------------------------------

Supplemental Cash Flow Information:
Cash paid for interest                                   $   2,952    $   5,152
--------------------------------------------------------------------------------



      See accompanying notes to condensed consolidated financial statements

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2003. The financial position and results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

Business Condition -- During the nine months ended September 30, 2004, the Company experienced a decrease in revenue of approximately 40%, or $3,659,202. During the nine months ended September 30, 2004 and 2003, the cash flows from the Company's operations were $77,464 and $(126,767), respectively. At September 30, 2004, the Company had a working capital deficiency of $155,587 and a capital deficiency of $21,415. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Accounts Receivable -- The Company's historical revenues and receivables have been derived solely from the pharmaceutical industry. Although the Company primarily sells products on a cash basis, some sales are made under credit terms. The Company performs ongoing credit evaluations of its customers' financial condition and usually requires a delayed check depository from its customers at the date products are shipped. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

Concentrations -- During the nine months ended September 30, 2004, purchases from three vendors accounted for 38%, 23%, and 13% of total purchases. As of September 30, 2004, accounts payable to these vendors accounted for 12%, 32%, and 0% of the total accounts payable, respectively.

Fair Value of Financial Instruments -- The carrying amount of capital lease obligations approximate fair value based on current interest rates available to the Company.

Investment in Real Estate -- On December 19, 2002, Jack Amin and his wife contributed four parcels of real estate to the Company. On September 29, 2003, another four parcels were contributed. The real estate was recorded at its historical cost of $0. The real estate was not used in the Company's operations and was held for sale. As further described in Note 2, the Company transferred these eight parcels of real estate to a vendor in settlement of a claim against the Company.

Revenue Recognition -- The Company generates revenues from the resale of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. The Company accounts for these revenues at the time of shipment to and acceptance by the customer.

                       AMEXDRUG CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

Basic Income (Loss) Per Common Share -- Basic income loss per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. No agreements or contracts exist that have created any potentially issuable common shares.

NOTE 2 -- CONTINGENCIES

On June 9, 2003 a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles against the Company, its predecessor corporation, Harlyn Products, Inc., a California corporation, the Company's wholly owned subsidiary, Allied Med, Inc., and the Company's principal shareholder, Jack Amin. The plaintiffs allege in the complaint that the parties entered into a one page finder's agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs were entitled to receive a finder's fee equal to 7.5% (approximately 603,959 shares) of the fully diluted shares of the Company with a value not less than $600,000 and unspecified lost profits. Plaintiffs alleged causes of action for breach of contract, for specific performance, for services rendered and for unjust enrichment. Plaintiffs sought compensation for damages, legal fees, costs and interest. Management determined, with the advice of its legal counsel, that a loss from the claim was at least $140,000 and the Company accrued that amount in the financial statements for the quarter ended June 30, 2004. On October 26, 2004, the trial judge entered a decision in favor of the Company. Accordingly, the Company reversed the accrual during the quarter ended September 30, 2004. This resulted in a gain from the reversal of the accrual during the three months ended September 30, 2004. Subsequent to the end of the quarter, the plaintiffs filed a notice of intent of move for a new trial. No additional amounts have been accrued in the accompanying financial statements.

During 2003, the Company initiated action against one of its vendors. At dispute are pharmaceutical products the Company contends were non-conforming. In its action, the Company sought for damages for losses suffered as a result of the delivery of the non-conforming products. The vendor filed a counterclaim for $365,603, plus costs and attorney fees. Effective August 24, 2004, the Company entered into a settlement agreement with the vendor. Under the terms of the agreement, the Company transferred its eight real estate parcels to its vendor in return for the release of all claims. The properties were valued at $165,000, their estimated fair value and the Company recognized a gain from the sale of the property of $165,000. Since $30,426 of accounts payable to the vendor had been previously accrued, the resulting loss from the settlement during the nine months was $134,574.

The Franchise Tax Board of the State of California has asserted that the Amexdrug Corporation (formerly Harlyn Products, Inc.) owes approximately $544,822 in franchise taxes from periods prior to April 2000. A stipulation in the bankruptcy court's order dated April 25, 2000, stated that Jack Amin purchased 1,000,000 common shares of Harlyn Products, Inc. free of any and all liens or encumbrances. Management asserted that the Company had no liability relating to the claim. During the quarter ended September 30, 2004, the Company reached an agreement with the State of California to pay $1,606 to settle all amounts under the claim. This amount has been accrued in the accompanying financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         (a)      Plan of Operation.

         Not applicable.

         (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Overview
         --------

         Amexdrug Corporation is located 8909 West Olympic Boulevard, Suite 208, Beverly Hills, California 90211. Its phone number is (310) 855-0475. Its fax number is (310) 855-0477. Its website is www.amexdrug.com. Shares of Amexdrug common stock are traded on the OTC Bulletin Board under the symbol AXRX and on the Frankfurt Stock Exchange in Germany under the symbol AZC. The President of Amexdrug has had experience working in the pharmaceutical industry for the past 20 years.

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

         On October 28, 2004, Amexdrug formed a new subsidiary, Royal Health Care, Inc. as a Nevada corporation. Royal Health Care, Inc. was formed to manufacture and sell health and beauty products.

         Amexdrug is also in the process of forming a new subsidiary to be known as Biorx Pharmaceuticals, Inc., a Nevada corporation, for the purpose of repackaging and selling generic and branded pharmaceuticals. It is anticipated that Biorx Pharmaceuticals, Inc. will be formed in November 2004.

         The accompanying financial information includes the operations of Allied Med, Inc. for all periods presented and the operations of Amexdrug Corporation from April 25, 2000.

         Results of Operations
         ---------------------

         For the three months ended September 30, 2004, Amexdrug reported sales of $1,178,454, comprised entirely of income from the Allied Med, Inc. pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This is $1,188,171 less than the $2,366,625 of sales reported for the three months ended September 30, 2003. For the nine months ended September 30, 2004, sales reported by Amexdrug were $5,414,543, which is $3,659,202 less than the $9,073,745 of sales reported for the nine months ended September 30, 2003. During the three and nine month periods ended September 30, 2004, Amexdrug experienced a decline in total sales due to increased competition and Amexdrug's search for better discount products to sell. As a result, total sales declined during the three and nine month periods ended September 30, 2004 as compared to total sales during the three and nine month periods ended September 30, 2003. Cost of goods sold for the three months ended September 30, 2004 was $1,182,951, a decrease of $1,082,755 over the $2,265,706 cost of goods sold for the three months ended September 30, 2003. Cost of goods sold for the nine months ended September 30, 2004 was $5,121,557, a decrease of $3,542,383 over the $8,663,940 cost of goods sold for the nine months ended September 30, 2003. During the three months ended September 30, 2004 gross profit decreased by $105,416 to ($4,497), or (0.4%) of sales, from the $100,919, or 4.3% of sales, recorded for the three months ended September 30, 2003. For the nine months ended September 30, 2004 gross profit decreased by $116,819 to $292,986, or 5.4% of sales, from the $409,805, or 4.5% of sales, recorded for the nine months ended September 30, 2003. Amexdrug attributes its negative gross profit for the three months ended September 30, 2004 primarily to the sale of some inventory at prices slightly below Amexdrug's cost.

         Selling, general and administrative expense was $42,831 for the three months ended September 30, 2004, a decrease of $20,779 from the $63,610 recorded for the three months ended September 30, 2003. For the nine months ended September 30, 2004, Amexdrug reported selling, general and administrative expense as $206,661, a decrease of $86,299 from the $292,960 reported for the nine months ended September 30, 2003. This decrease in selling, general and administrative expense is attributable to a decrease in expenses related to the decline in sales and resulting decrease in the Company's operations.

         During the three and nine months ended September 30, 2004, Amexdrug recorded a nonrecurring gain on transfer of property and equipment of $165,000 in connection with Allied Med, Inc.'s transfer of ownership of eight parcels of undeveloped real estate to settle a lawsuit.

         During the three months ended September 30, 2004, Amexdrug recorded a nonrecurring gain from litigation settlement of $5,426. In one lawsuit, Amexdrug recorded a settlement expense of $140,000 in the three month period ended June 30, 2004 when the parties reached a tentative settlement agreement. Subsequently, the settlement was terminated, the case was tried, and the court entered judgment in favor of Amexdrug, concluding that Amexdrug had no liability to the plaintiff. As a result, the previously accrued settlement expense of $140,000 was reversed in the three month period ended September 30, 2004. In a separate lawsuit, the parties reached a settlement under which Allied Med, Inc. transferred eight parcels of real estate with an estimated value of $165,000. Since $30,426 payable to the other party was already accrued in accounts payable, the resulting loss from the settlement during the nine months was $134,574. For the three months ended September 30, 2004, the gain of $140,000 from one lawsuit was offset by the $134,574 loss from the other lawsuit, resulting in a combined net gain on litigation settlement of $5,426 for the period.

         During the three months ended September 30, 2004, Amexdrug experienced net income of $76,912, an increase of $52,678 from the $24,234 recorded for the three months ended September 30, 2003. During the nine months ended September 30, 2004, Amexdrug experienced net income of $69,387, a decrease of $16,833 from the $86,220 reported for the nine months ended September 30, 2003. Amexdrug's increase in net profits during the three month period ended September 30, 2004 is attributable largely to the nonrecurring $165,000 gain on transfer of property and equipment and the nonrecurring $5,426 gain on litigation settlement which occurred in connection with two lawsuits.

         Liquidity and Capital Resources - September 30, 2004
         ----------------------------------------------------

         As of September 30, 2004, Amexdrug reported total current assets of $376,423, comprised of cash of $19,283, accounts receivable, net of $280,228 and inventory of $76,912. Total assets as of September 30, 2004 were $426,772, which included total current assets, plus net property and equipment of $49,249 and deposits of $1,100.

         Amexdrug's liabilities as of September 30, 2004 consist of accounts payable of $361,098 accrued liabilities of $2,485, accrued income taxes of $36,183, current portion of capital lease obligations of $24,175, and total long-term liabilities of $24,246.

         During the nine months ended September 30, 2004, Amexdrug's operating activities provided net cash of $77,464 compared to $126,767 net cash used in operating activities in the nine months ended September 30, 2003. The primary adjustments to reconcile net income to net cash provided by operating activities during 2004 were as follows: a decrease in accounts receivable of $124,996, a decrease in inventory of $61,036, a decrease in accounts payable and accrued liabilities of $207,079, an increase in accrued income taxes of $36,183, an increase in deferred income taxes of $6,138, a depreciation expense of $17,229 and a gain on transfer of property of $165,000. Cash increased during the nine months ended September 30, 2004 by $18,098 compared to a decrease during 2003 of $140,114. Amexdrug had $19,283 of cash at September 30, 2004. Management anticipates that operations will use cash during the next twelve months. However, management estimates that cash currently available will be sufficient to sustain operations for approximately six months. Management anticipates that Amexdrug will need to obtain some additional financing during the next twelve months.

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

         On June 9, 2003 a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles against the Company, its predecessor corporation, Harlyn Products, Inc., a California corporation, the Company's wholly owned subsidiary, Allied Med, Inc., and the Company's principal shareholder, Jack Amin. The plaintiffs alleged in the complaint that the parties entered into a one page finder's agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs were entitled to receive a finder's fee equal to 7.5% (approximately 603,959 shares) of the fully diluted shares of the Company with a value not less than $600,000 and unspecified lost profits. Plaintiffs alleged causes of action for breach of contract, for specific performance, for services rendered and for unjust enrichment. Plaintiffs sought compensation for damages, legal fees, costs and interest. Earlier this year, the parties reached a tentative agreement to settle the lawsuit, and management accrued $140,000 as a settlement obligation in the three month period ended March 31, 2004. Subsequently, the tentative settlement was terminated, and the cased was tried. In October 2004, the court entered its decision and judgment in favor of Amexdrug on the Complaint finding that the plaintiff should receive nothing. The court also found that Amexdrug should receive nothing on its Cross-Complaint. Each party had to bear its own litigation costs. Subsequent to the end of the quarter, the plaintiffs filed a Notice of Intent to Move for a New Trial

         In response to an action initiated by the Company against one of its vendors, the vendor filed a counterclaim for $365,603, plus costs and attorney fees. At dispute were pharmaceutical products the Company contended were non-conforming. In this action, the Company sought damages for losses suffered as a result of the delivery of non-conforming products. This case, Allied Med, Inc. vs. Alliance Wholesale Distribution, (case no. 0310-11570) was filed in Multnomah County, Oregon Circuit Court. The parties entered into a Mutual Release and Settlement Agreement effective August 24, 2004 in which Allied Med, Inc., a subsidiary of the Company, was required to transfer ownership if its eight (8) parcels of real property to Phil Giannino free from any encumbrances in order to settle the lawsuit. The real property has been transferred, and the case has been concluded.

         The Franchise Tax Board of the State of California asserted that Amexdrug Corporation (formerly Harlyn Products, Inc.) owed approximately $544,822 in franchise taxes from periods prior to April 2000. The Company contended that it had no liability relating to this claim. On or about October 18, 2004, the California Franchise Tax Board concluded this matter by issuing a Notice of Balance Due for $1,605.52 to be paid on or before November 2, 2004. This amount has been paid in full by Amexdrug.

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

         31.1              Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         31.2              Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         32.1              Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         32.2              Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended September 30, 2004.



                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMEXDRUG CORPORATION


Date: November 19, 2004                 By: /s/ Jack Amin
                                           -----------------------
                                           Jack Amin
                                           Director, President, Chief Executive
                                           Officer, Chief Financial Officer and
                                           Chief Accounting Officer