Form 10KSB
period 2004-12-31
AMEXDRUG CORP
filed 2005-04-14
CIK 45621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended       December 31, 2004
                                   -------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                 to
                                    ---------------    -----------------

     Commission File number     0-7473
                            --------------


                              AMEXDRUG CORPORATION
                ------------------------------------------------
               (Exact name of registrant as specified in charter)


                Nevada                              95-2251025
     ------------------------------           -------------------------
     State or other jurisdiction of          (I.R.S. Employer I.D. No.)
     incorporation or organization

     8909 West Olympic Blvd., Suite 208, Beverly Hills, CA       90211
     -----------------------------------------------------    ------------
          (Address of principal executive offices)             (Zip Code)

     Issuer's telephone number, including area code      (310) 855-0475
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

                                      None
             ------------------------------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

State issuer's revenues for its most recent fiscal year:  $6,530,485

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At April 12, 2005, the aggregate market value of the voting stock held by non-affiliates was $62,534, based upon 297,783 shares held by non-affiliates, and the average of the bid price ($0.17 per share) and the asked price ($0.25 per share) of $0.21 per share.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes [x]   No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 12, 2005, the registrant had 8,052,783 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----
PART I
------

ITEM 1.    DESCRIPTION OF BUSINESS...........................................  4

ITEM 2.    DESCRIPTION OF PROPERTIES......................................... 14

ITEM 3.    LEGAL PROCEEDINGS................................................. 15

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS................. 16


PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......... 17

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......... 17

ITEM 7.    FINANCIAL STATEMENTS.............................................. 20

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.......................................... 33

ITEM 8A.   CONTROLS AND PROCEDURES........................................... 33


PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT................ 33

ITEM 10.   EXECUTIVE COMPENSATION............................................ 35

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 37

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 38

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.................................. 39

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES............................ 40

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

--------------------------------------------------------------------------------

                         ITEM 1. DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------

General

Amexdrug Corporation, a Nevada corporation, is a holding company. Through its subsidiary, Allied Med, Inc., it is primarily a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements. Amexdrug Corporation distributes its products through Allied Med, Inc. primarily to independent pharmacies in the western and southeastern regions of the United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers. Over the next several months, Amexdrug Corporation anticipates expanding its market area to include other regions in the continental United States.

References in this report to "we", "our", "us", the "Company" and "Amexdrug" refer to Amexdrug Corporation and also to our subsidiary, Allied Med, Inc. where appropriate.

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

Industry trends

                      Pharmaceutical and healthcare markets

According to IMS Health, a company specializing in information services for the pharmaceutical and health care industries, the United States is the world's largest pharmaceutical market, with 2000 sales of $150 billion, including diagnostics and over-the-counter drugs. That figure is expected to rise to $263 billion in 2005, a projected compound annual growth rate of 11.8%. This continued growth rate of the sales of pharmaceutical products was attributed to a number of factors including:

          - the value added by the introduction of new drugs into the marketplace, which more than offsets the value lost by medications losing patent protection;
          - new patterns of drug lifestyle management, resulting in higher sales occurring earlier in the life cycle of a medication;
          - increased money spent on direct-to-consumer marketing initiatives; and
          - an unprecedented period of investment by pharmaceutical companies worldwide.

Amexdrug believes that, currently, the pharmaceutical and health care product markets are serviced primarily by traditional full-line wholesalers.

                                    Internet

The Internet has emerged as the fastest growing communications medium in history and is dramatically changing how businesses and individuals communicate and share information. International Data Corporation estimates that the number of Internet users will grow from 97 million at the end of 1998 to 320 million by 2002. The Internet has created new opportunities for conducting commerce, such as business-to-consumer and person-to-person e-commerce. Recently, the widespread adoption of intranets and the acceptance of the Internet as a business communications platform has created a foundation for business-to-business e-commerce that offers the potential for organizations to streamline complex processes, lower costs and increase productivity. Internet-based business-to-business e-commerce has experienced significant growth. According to Gartner Group, worldwide business-to-business Internet revenue was $433.3 billion in 2000. By 2005, worldwide business-to-business Internet commerce is expected to be more than $8.5 trillion, and the North American region will total $3.6 trillion, which will be 42% of the overall market. Amexdrug hopes, although it cannot guarantee, that it will benefit from this growth.

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

To accomplish this objective, Amexdrug plans to:

          - market its name, products and services to create brand recognition and generate and capture traffic on its websites;
          - provide quality products at competitive prices and efficient service;
          - develop strategic relationships that increase Amexdrug's product offerings; and
          -    attract and retain exceptional employees.

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

                              Promotion of website

As revenue allows, the Company will promote, advertise and increase recognition of its website through a variety of marketing and promotional techniques, including:

          - developing co-marketing agreements with major online sites and services;
          -    enhancing online content and ease of use of its website;
          -    enhancing customer service and technical support;
          -    advertising in trade journals and at industry trade shows;
          -    conducting an ongoing public relations campaign; and
          -    developing other business alliances and partnerships.

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

Competition

Amexdrug faces strong competition both in price and service from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains and from manufacturers engaged in direct distribution. Many of our current and potential competitors have longer operating histories and much larger customer bases than we have. In addition, many of our competitors have greater brand recognition and significantly greater financial, marketing and other resources. To compete successfully, we have had to constantly monitor our competitive situation and develop strategies to allow us to compete with other companies who are able to:

          -    secure merchandise from vendors on more favorable terms;
          -    devote greater resources to marketing and promotional campaigns;
               and
          -    adopt more aggressive pricing or inventory availability policies.

In addition, many of our competitors have developed or may be able to develop e-commerce operations that compete with our e-commerce operations, and may be able to devote substantially more resources to website development and systems development than we do. The online commerce market is new, rapidly evolving and intensely competitive. The Company expects competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new websites at relatively low cost. The Company believes that the critical success factors for companies seeking to create Internet business-to-business e-commerce solutions include the following:

          -    breadth and depth of product offerings;
          -    brand recognition;
          -    depth of existing customer base; and
          -    ease of use and convenience.

Unlike other well-publicized product categories such as online book or compact disc retailing, there is no current market leader in its online business-to-business market segment. The Company's immediate goal is to position itself as a leading business-to-business e-commerce and online trade exchange provider for, pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. To that end, we believe that our early entry into the online market may enable us to establish critical competitive advantages over future competitors. We believe that such competitive advantages include:

          -    the establishment of a recognizable brand;
          -    the development of online marketing and media relationships;
          - the development of important relationships with manufacturers, distributors, wholesalers and content providers; and
          -    exposure to an existing customer base.

However, competitive pressures created by any one of its current or future competitors, or by its competitors collectively, could materially affect the Company's business. We believe that the principal competitive factors in its market are and will be:

          -    brand recognition              -    selection
          -    speed and accessibility        -    customer service
          -    quality of site content        -    reliability and speed of
                                                   fulfillment
          -    convenience                    -    price

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

Furthermore, Amexdrug and/or its customers are subject to extensive licensing requirements and comprehensive regulation governing various aspects of the healthcare delivery system, including the so called "fraud and abuse" laws. The fraud and abuse laws preclude:

          - persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare or Medicaid, and
          - physicians from making referrals to certain entities with which they have a financial relationship.

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

                               Internet regulation
                               -------------------

Few laws currently regulate the Internet. Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may cover issues such as:

          -    user privacy            -    distribution
          -    pricing                 -    taxation
          -    content                 -    characteristics and quality
                                            of products
          -    copyrights              -    services

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

Dependence on major suppliers

During the year ended December 31, 2004 purchases from three suppliers accounted for 41%, 25% and 11% of our total purchases, respectively. During the year ended December 31, 2003 purchases from two suppliers accounted for 35% and 21% of our total purchases, respectively. We presently enjoy a good relationship with our suppliers. If for any reason our business with our suppliers was interrupted or discontinued in the future, we would be able to acquire most, if not all, of the same products from other suppliers at similar competitive prices.

Dependence on major customers

None of our customers accounted for 10% or more of our sales during the year ended December 31, 2004. One of our customers accounted for approximately 11% of our sales during the year ended December 31, 2003.

Employees

The Company currently employs 4 employees. Labor unions do not represent any of these employees. The Company considers its employee relations to be good. Competition for qualified personnel in its industry is intense, particularly for technical staff responsible for marketing, advertising, web development, and general and administrative activities.

Employees will be permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible.

Physical facilities

The Company's principal business operations are housed in 800 square feet of office space and 1,200 square feet of warehouse space in Portland, Oregon. The Company recently signed a new lease on that property. Rent is presently approximately $1,425 per month. Rent for the twelve months ending April 30, 2006 will be approximately $1,550 per month. The lease expires in April 2006. The Company believes this space will be sufficient for the next twelve months.

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

In December 2002, Jack Amin's wife contributed four undeveloped parcels of real property to Allied Med, Inc. as an additional capital contribution to the Company. In October 2003, Jack Amin's wife contributed an additional four undeveloped parcels of real property to Allied Med, Inc. as an additional capital contribution to the Company. These eight undeveloped parcels of real property were subsequently transferred by Allied Med, Inc. in 2004 to a third party as part of a litigation settlement.

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

New subsidiaries formed

On October 28, 2004, Amexdrug formed a new subsidiary, Royal Health Care, Inc. as a Nevada corporation. Royal Health Care, Inc. was formed to manufacture and sell health and beauty products. Currently, Royal Health Care, Inc. has no assets, liabilities, or operations.

On November 8, 2004, Amexdrug formed a new subsidiary, Biorx Pharmaceuticals, Inc. as a Nevada corporation. Biorx Pharmaceuticals, Inc. was formed for the purpose of repacking and selling generic and branded pharmaceuticals. Currently, Biorx Pharmaceuticals, Inc. has no assets, liabilities, or operations.



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

Amexdrug leases its operating facilities under an operating lease from an unrelated third party. The present lease will expire in April 2006. The monthly rental payment under this lease during 2005 will be approximately $1,550 per month. We believe this space will be sufficient for the next twelve months.

Executive offices

Amexdrug's executive offices are located at 8909 W. Olympic Boulevard, Suite 208, Beverly Hills, California 90211, and consist of three offices and a reception area comprising approximately 800 square feet.

Amexdrug leases its executive facilities on a month to month basis under an oral lease agreement from an unrelated third party. The monthly lease payment under this lease is approximately $1,000.

Additional properties

Effective December 20, 2002, Jack Amin and his wife contributed four undeveloped parcels of real property to Allied Med, Inc. as an additional capital contribution to the Company. In October 2003, Mrs. Amin contributed four additional undeveloped parcels of real property to Allied Med, Inc. as an additional contribution to capital. The Company did not pay anything to Mr. or Mrs. Amin for the properties. The properties were held by the Company for investment purposes until approximately August 2004 when they were transferred to a third party as part of a settlement of litigation involving the Company or its Allied Med, Inc. subsidiary. A description of each of the eight properties has been included below:

     1. One property was located in San Bernardino County, California and was approximately two and one-half (2.5) acres in size. The property was not encumbered by any mortgage, trust deed or other encumbrance. The property was undeveloped and vacant.

     2. One property was located in San Bernardino County, California and was approximately five (5) acres in size. The property was not encumbered by any mortgage, trust deed or other encumbrance. The property was undeveloped and vacant.

     3. One property was located in Los Angeles County, California and was approximately two and one-half (2.5) acres in size. The property was not encumbered by any mortgage, trust deed or other encumbrance. The property was undeveloped and vacant.

     4. One property was located in Lake County, Oregon and was less than one-half (0.5) acre in size. The property was not encumbered by any mortgage, trust deed or other encumbrance. The property was undeveloped and vacant.

     5. One property was located in San Bernardino County, California and was approximately two and one-half (2.5) acres in size. The property was not encumbered by any mortgage, trust deed or other encumbrance. The property was undeveloped and vacant.

     6. One property was located in San Bernardino County, California and was approximately five (5) acres in size. The property was not encumbered by any mortgage, trust deed or other encumbrance. The property was undeveloped and vacant.

     7. One property was located in San Bernardino County, California and was approximately three (3) acres in size. The property was not encumbered by any mortgage, trust deed or other encumbrance. The property was undeveloped and vacant.

     8. One property was located in San Bernardino County, California and was approximately three (3) acres in size. The property was not encumbered by any mortgage, trust deed or other encumbrance. The property was undeveloped and vacant.

--------------------------------------------------------------------------------

                            ITEM 3. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

Amexdrug is a party to material pending legal proceedings which are described below. To the best of Amexdrug's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against Amexdrug, except as described below.

On June 9, 2003 a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles against the Company, its predecessor corporation Amexdrug Corporation, a California corporation, its wholly owned subsidiary Allied Med, Inc., and Jack Amin. The plaintiffs alleged in the complaint that the parties entered into a one page finder's agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs were entitled to receive a finder's fee equal to 7.5% (approximately 603,959 shares) of the fully diluted shares of the Company with a value not less than $600,000 and unspecified profits. Plaintiffs alleged causes of action for breach of contract, for specific performance, for services rendered and for unjust enrichment. Plaintiffs sought compensation for damages, legal fees, costs and interest. Although management had determined, with the advice of its legal counsel, that there was some likelihood that a loss from the claim may have been incurred, on October 26, 2004, the trial court entered a decision in favor of the Company disallowing the plaintiffs' claim. The plaintiffs filed a notice of intent to move for a new trial, which was denied by the court on December 13, 2004. The plaintiffs then filed a notice of appeal. The appeal of the trial court's decision is now pending in the California Court of Appeal, Second District. Management is currently unable to predict or speculate on the likelihood of an unfavorable outcome from the appeal; therefore, no amounts have been accrued in the accompanying financial statements for any losses that may result from the outcome of the appeal.

In response to an action initiated by the Company against one of its vendors, the vendor filed a counterclaim for $365,603, plus costs and attorney fees. At dispute were pharmaceutical products the Company contended were nonconforming. This case, Allied Med, Inc. V. Alliance Wholesale Distribution (case No. 0310-11570) was filed in Multnomah County, Oregon Circuit Court. Effective August 24, 2004, the Company entered into a settlement agreement with the vendor. Under the terms of the agreement, the Company transferred its eight real estate parcels to the vendor in return for the release of all of the counterclaims. The properties were valued at $165,000, their estimated fair value, and the Company recognized a gain from the disposition of the property of $165,000. Since $30,426 of accounts payable to the vendor had been previously accrued, the transfer of the property settled the remaining payable and resulted in a loss from the settlement during the year totaling $134,574.


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

On October 9, 2004 a vendor filed suit to collect on an account in the amount of $32,917 plus accrued interest. Subsequent to the balance sheet date, the Company reached a settlement whereby it will pay $5,000 for a full and broad release of all claims. The payment is due no later than April 15, 2005. The full amount due the vendor as of December 31, 2004 is accrued in accounts payable in the accompanying balance sheets. If the settlement occurs, of which there can be no assurance, a gain will be recognized on the date of settlement.

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

Quarter ended                 High bid          Low bid
-------------                 --------          -------
March 31, 2002                 $1.01             $0.25
June 30, 2002                  $3.00             $0.60
September 30, 2002             $2.80             $0.55
December 31, 2002              $4.95             $1.30
March 31, 2003                 $5.90             $4.05
June 30, 2003                  $4.05             $2.00
September 30, 2003             $2.15             $1.80
December 31, 2003              $2.80             $1.90
March 31, 2004                 $2.00             $2.00
June 30, 2004                  $2.00             $0.32
September 30, 2004             $0.32             $0.13
December 31, 2004              $0.15             $0.12

Holders

The number of record holders of Amexdrug's common stock as of April 12, 2005 is approximately 200.

Dividends

Amexdrug has not declared any cash dividends with respect to its common stock during the last two fiscal years, and we do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, Amexdrug's ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

Recent sales of unregistered securities

During the past three years, Amexdrug has not sold any shares of its common stock without registration under the Securities Act of 1933.


--------------------------------------------------------------------------------

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------

Overview

Amexdrug Corporation is located at 8909 West Olympic Boulevard, Suite 208, Beverly Hills, California 90211. Its phone number is (310) 855-0475. Its fax number is (310) 855-0477. Its website is www.amexdrug.com. Shares of Amexdrug common stock are traded on the OTC Bulletin Board under the symbol AXRX.OB, and on the Frankfurt Stock Exchange in Germany under the symbol AZC. The President of Amexdrug has had experience working in the pharmaceutical industry for the past 20 years.

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

On November 8, 2004, Amexdrug formed a new subsidiary, Biorx Pharmaceuticals, Inc. as a Nevada corporation. Biorx Pharmaceuticals, Inc. was formed for the purpose of repacking and selling generic and branded pharmaceuticals.

The accompanying financial information includes the operations of Allied Med, Inc. and the operations of Amexdrug Corporation for all periods presented.

Results of operations

For the year ended December 31, 2004, Amexdrug reported sales of $6,530,485, comprised entirely of income from Allied Med, Inc.'s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This was $5,175,187 less than the $11,705,672 of sales reported for the year ended December 31, 2003. The decline in sales is due to increased competition and Amexdrugs's search for better discount products to sell. Cost of goods sold for the year ended December 31, 2004 was $6,234,808, a decrease of $5,026,241 from the $11,261,049 cost of goods sold for the year ended December 31, 2003. During the year ended December 31, 2004 gross profit declined by $148,946 to $295,677 or 4.5% of sales from the $444,623 or 3.8% of sales recorded for the year ended December 31, 2003.

Selling, general and administrative expense was $314,004 for the year ended December 31, 2004, a decrease of $97,471 from the $411,475 recorded for the year ended December 31, 2003. This decrease in selling, general and administrative expense is attributable to a decrease in expenses related to the decline in sales and resulting decrease in the Company's operations.

During the year ended December 31, 2004, Amexdrug recorded a loss on a litigation settlement of $134,574 in connection with Allied Med, Inc.'s settlement of a lawsuit which included the transfer of eight parcels of underdeveloped real estate from Allied Med, Inc. to the other party.

During the year ended December 31, 2004, Amexdrug experienced net income of $10,450. This was $14,571 less than the $25,021 net income recorded for the year ended December 31, 2003. Although Amexdrug's net income decreased during the year ended December 31, 2004 by $14,571, it would have been significantly higher had it not been for the loss on the litigation settlement incurred by Amexdrug.

Liquidity and capital resources - December 31, 2004

Amexdrug's auditor has expressed a going concern opinion in Amexdrug's financial statements due to Amexdrug's decrease in revenues, as well as Amexdrug's working capital and capital deficiency.

As of December 31, 2004, Amexdrug reported total current assets of $375,496, comprised of cash of $4,693, accounts receivable, net of $297,310 and inventory of $73,493. Total assets as of December 31, 2004 were $420,103, which included total current assets of $375,496, plus net property and equipment of $43,507 and deposits of $1,100.

Amexdrug's liabilities as of December 31, 2004 consist of accounts payable of $427,847, payables to a related party of $29,674, accrued liabilities of $4,252, current portion of capital lease obligations of $10,747, accrued taxes of $800 and total long-term liabilities of $27,495.

During the year ended December 31, 2004, Amexdrug had $49,377 cash provided by operating activities compared to $354,878 cash used in the year ended December 31, 2003. The primary adjustments to reconcile net income to net cash provided by operating activities during 2004 were as follows: a decrease in accounts payable of $109,615, an increase on gain of disposition of property of $165,000, a decrease in accounts receivable of $88,959, an increase on litigation settlement of $134,574, a decrease in inventory of $64,455 and a depreciation expense of $22,971. Cash increased during the year ended December 31, 2004 by $3,508 compared to a decrease during 2003 of $337,344. Amexdrug had a cash balance of $4,693 at December 31, 2004. Operations have primarily been funded through cash generated from operations. Increases in loans from related parties have also provided some additional cash for operations. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Forward-looking statements

This document includes various forward-looking statements with respect to future operations of Amexdrug that are subject to risks and uncertainties. Forward-looking statements include the information concerning expectations of future results of operations and such statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates" or similar expressions. For those statements, Amexdrug claims the protection of the safe harbor for forward-looking statements contained in the Private Litigation Reform Act of 1995.

--------------------------------------------------------------------------------

                          ITEM 7. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Amexdrug's consolidated audited balance sheets as of December 31, 2004 and 2003, and Amexdrug's consolidated audited statements of operations, stockholders' equity (deficit), and cash flows for the fiscal years ended December 31, 2004 and 2003 are included below.

                       AMEXDRUG CORPORATION AND SUBSIDIARY


                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................22

Consolidated Balance Sheets -- December 31, 2004 and 2003....................23

Consolidated Statements of Operations for the Years Ended December 31,
   2004 and 2003.............................................................24

Consolidated Statements of Stockholders' Deficit for the Years Ended
   December 31, 2004 and 2003................................................25

Consolidated Statements of Cash Flows for the Years Ended December 31,
   2004 and 2003.............................................................26

Notes to Consolidated Financial Statements...................................27

  HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS                   an independent member of
  5 Triad Center, Suite 750                            BAKER TILLY
Salt Lake City, UT 84180-1128                         INTERNATIONAL
    Phone: (801) 532-2200
     Fax: (801) 532-7944
       www.hbmcpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Amexdrug Corporation
Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Amexdrug Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amexdrug Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the years ended December 31, 2004 and 2003, the Company experienced decreases in revenue. At December 31, 2004, the Company had a working capital deficiency and a capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                       HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
April 6, 2005

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


December 31,                                                2004         2003
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                     $   4,693    $   1,185
Accounts receivable, net of allowance for doubtful
 accounts of $39,494 and $95,000, respectively             297,310      405,224
Inventory                                                   73,493      137,948
--------------------------------------------------------------------------------
 Total Current Assets                                      375,496      544,357
--------------------------------------------------------------------------------


Property and Equipment
Office and computer equipment                              133,641      133,641
Leasehold improvements                                      15,700       15,700
--------------------------------------------------------------------------------
 Total Property and Equipment                              149,341      149,341
Less:  Accumulated depreciation                           (105,834)     (82,863)
--------------------------------------------------------------------------------
 Net Property and Equipment                                 43,507       66,478
Deposits                                                     1,100        1,100
--------------------------------------------------------------------------------

Total Assets                                             $ 420,103    $ 611,935
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of cash in bank                 $    --      $  41,024
Accounts payable                                           427,487      567,528
Payables - related party                                    29,674       18,588
Accrued liabilities                                          4,252       14,972
Accrued income taxes                                           800         --
Current portion of capital lease obligations                10,747       24,545
--------------------------------------------------------------------------------
 Total Current Liabilities                                 472,960      666,657
--------------------------------------------------------------------------------

Long-Term Liabilities
Deferred income taxes                                         --          1,004
Capital lease obligations, net of current portion           27,495       35,076
--------------------------------------------------------------------------------
 Total Long-Term Liabilities                                27,495       36,080
--------------------------------------------------------------------------------

Stockholders' Deficit
Common stock - $0.001 par value; 50,000,000
 shares authorized; 8,052,783 shares issued
 and outstanding                                             8,053        8,053
Additional paid-in capital                                   7,969        7,969
Accumulated deficit                                        (96,374)    (106,824)
--------------------------------------------------------------------------------
 Total Stockholders' Deficit                               (80,352)     (90,802)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit              $ 420,103    $ 611,935
================================================================================



   The accompanying notes are an integral part of these financial statements.

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


For the Years Ended December 31,                        2004            2003
-------------------------------------------------------------------------------

Sales                                              $  6,530,485    $ 11,705,672
Cost of Goods Sold                                    6,234,808      11,261,049
--------------------------------------------------------------------------------

Gross Profit                                            295,677         444,623

Expenses
Selling, general and administrative expense            (314,004)       (411,475)
Loss on litigation settlement                          (134,574)           --
Interest expense                                         (1,949)         (7,606)
Interest and other income                                    95           1,311
-------------------------------------------------------------------------------

Income (Loss) From Operations                          (154,755)         26,853

Gain on Disposition of Property                         165,000            --
--------------------------------------------------------------------------------

Income Before Income Taxes                               10,245          26,853

Provision for (Benefit from) Income Taxes                  (205)          1,832
-------------------------------------------------------------------------------

Net Income                                         $     10,450    $     25,021
===============================================================================

Basic Income Per Common Share                      $       --      $       --
===============================================================================

Basic Weighted-Average Common Shares Outstanding      8,052,783       8,052,783
===============================================================================











   The accompanying notes are in integral part of these financial statements.

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                 Common Stock        Additional                 Total
                             ---------------------    Paid-In   Accumulated  Stockholders'
                              Shares       Amount     Capital     Deficit      Deficit
------------------------------------------------------------------------------------------
Balance, December 31, 2002   8,052,783   $   8,053   $   7,969   $(131,845)   $(115,823)

Net income                        --          --          --        25,021       25,021
------------------------------------------------------------------------------------------

Balance, December 31, 2003   8,052,783       8,053       7,969    (106,824)     (90,802)

Net income                        --          --          --        10,450       10,450
------------------------------------------------------------------------------------------

Balance, December 31, 2004   8,052,783   $   8,053   $   7,969   $ (96,374)   $ (80,352)
==========================================================================================















   The accompanying notes are in integral part of these financial statements.

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended December 31,                            2004          2003
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income                                               $  10,450    $  25,021
Adjustments to reconcile net income to net
cash used in operating activities:
 Depreciation                                               22,971       20,643
 Provision for losses on accounts receivable                18,955       26,776
 Deferred income taxes                                      (1,004)       1,004
 Gain on disposition of property                          (165,000)        --
 Loss on litigation settlement                             134,574         --
 Changes in operating assets and liabilities:
   Accounts receivable                                      88,959      250,627
   Inventory                                                64,455      257,991
   Accounts payable                                       (109,615)    (968,156)
   Payables - related party for inventory                   (5,448)      18,588
   Accrued liabilities                                     (10,720)      12,628
   Accrued income taxes                                        800         --
--------------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating Activities         49,377     (354,878)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Increase in deposits                                          --           (900)
--------------------------------------------------------------------------------

Net Cash (Used in) Investing Activities                       --           (900)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Proceeds from borrowings from related party                16,534         --
 Checks written in excess of cash in bank                  (41,024)      41,024
 Principal payments on capital lease obligations           (21,379)     (22,590)
--------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities        (45,869)      18,434
--------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                              3,508     (337,344)

Cash at Beginning of Year                                    1,185      338,529
--------------------------------------------------------------------------------

Cash at End of Year                                      $   4,693    $   1,185
================================================================================

Supplemental Cash Flow Information:
 Cash paid for interest                                  $   1,949    $   7,606
================================================================================

Supplemental Schedule of Noncash Investing
and Financing Activities:
 Capital lease obligation incurred for equipment         $    --      $  13,813
================================================================================



   The accompanying notes are in integral part of these financial statements.

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Organization and Nature of Operations -- Amexdrug Corporation (the Company) and its wholly owned subsidiary, Allied Med, Inc., operate as a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements. The Company distributes its products primarily in the United States of America, to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers.

Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Amexdrug Corporation and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Business Condition -- During the years ended December 31, 2004 and 2003, the Company experienced decreases in revenue of approximately 44% and 47%, or $5,175,187 and $10,554,280, respectively. At December 31, 2004 and 2003, the
Company had working capital deficiencies of $97,464 and $122,300, respectively, and capital deficiencies of $80,352 and $90,802, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management has borrowed from related parties as more fully described in
Note 4. Management intends to restructure the Company's operations as necessary in order to obtain profits from operations, which is not assured. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Concentration of Credit Risk -- The Company's historical revenues and receivables have been derived solely from the pharmaceutical industry. Although the Company primarily sells products on a cash-on-delivery basis, the Company also sells products to certain customers under credit terms. The Company performs ongoing credit evaluations of its customers' financial condition and usually requires a delayed check depository from its customers at the date products are shipped. The Company maintains an allowance for accounts receivable that may become uncollectible.

During the year ended December 31, 2004 purchases from three vendors accounted for 41%, 25%, and 11% of total purchases, respectively. Accounts payable to these vendors accounted for 23%, 27%, and 0% of the total accounts payable balance, respectively, as of December 31, 2004. The loss of any of these vendors could have a potential negative effect upon the Company's future operations.

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

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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

       Office and computer equipment                           3-10 years
       Leasehold improvements                                  2-5 years

Depreciation expense was $22,971 and $20,643 for the years ended December 31, 2004 and 2003, respectively. On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Investment in Real Estate -- On December 19, 2002, Jack Amin and his wife contributed four parcels of real estate to the Company. On September 29, 2003, another four parcels were contributed. The real estate has been recorded at its historical cost of $0. The real estate is not used in the Company's operations and was held for sale. As further described in Note 5, the Company transferred these eight parcels of real estate to a vendor in settlement of a claim against the Company.

Impairment of Long-Lived Assets -- The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2004, based on the analysis of estimated undiscounted future net cash flows, the Company did not consider any of its long-lived assets to be impaired.

Revenue Recognition -- The Company generates revenues from the resale of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. The Company accounts for these revenues at the time of shipment to the customer, which is usually a pharmacy or a retail store. An allowance for sales returns is provided for products sold on a cash-on-delivery basis that are not accepted or paid for by the customer. Drug manufacturer recalls are typically handled between the manufacturer and the pharmacy, and since they generally do not involve the Company, sales are final when delivered and are not subject to a right of return to the Company.

Income Taxes -- The Company recognizes an asset or liability for the deferred tax consequences of operating loss carry forwards and all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

Basic Income Per Share -- Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. As of December 31, 2004 and 2003, the Company did not have any potentially issuable

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

common shares outstanding; accordingly, diluted income per share is not applicable to the Company and is not presented.

Recent Accounting Pronouncements -- In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company will be required to apply this statement to inventory costs incurred after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's financial statements. This new standard is effective for interim and annual periods beginning after June 15, 2005. The Company has not awarded or granted any share-based compensation; therefore, the adoption of this standard is not expected to have any effect on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2 - LEASES

Operating Leases --The Company leases its operating facilities under a non-cancelable operating lease that expires during April 2006. The monthly lease payment in the first year of the lease is $1,316 increasing to $1,416 in the second year. Additionally, the Company leases its executive offices on a month-to-month basis. The monthly rental payment is $1,000. Rent expense is recognized on a straight-line basis over the term of the leases. Rent expense for the years ended December 31, 2004 and 2003 was $28,033 and $31,835, respectively. The following represents future payments under the non-cancelable lease:


        Years Ending December 31,
        ---------------------------------------------------------------
        2005                                                  $ 16,592
        2006                                                     5,664
        ---------------------------------------------------------------
        Total                                                 $ 22,256
        ===============================================================


Capital Lease Obligations -- Certain equipment is leased under capital lease agreements. The following is a summary of assets held under capital lease agreements at December 31, 2004:


        Property and equipment                               $ 115,721
        Less:  Accumulated amortization                        (77,130)
        ---------------------------------------------------------------
        Net property and equipment under capital lease        $ 38,591
        ===============================================================

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

During the year ended December 31, 2004, the Company restructured the terms of its capital lease with a vendor. The monthly payments were reduced from $1,274 to zero for the first two months, $250 for the next thirty-five months, followed by a lump sum payment of $17,798. The restructure lease term was extended to November 30, 2007, from the original due date of April 1, 2006. The implicit interest rate of the lease decreased from 8.091% to 8.055%. The following is a schedule of future minimum lease payments under capital lease obligations:


        Years Ending December 31,
        ---------------------------------------------------------------
        2005                                                  $ 13,884
        2006                                                    10,545
        2007                                                    18,591
        ---------------------------------------------------------------
        Total minimum lease payments                            43,020
        Less:  Amount representing interest                     (4,778)
        ---------------------------------------------------------------
        Present value of net minimum lease payments             38,242
        Less: current portion of capital lease obligations     (10,747)
        ---------------------------------------------------------------
        Long-term portion of capital lease obligations        $ 27,495
        ===============================================================


NOTE 3 - INCOME TAXES

The provision for income taxes for the years ended December 31, 2004 and 2003 consisted of the following:


                                                 Federal     State       Total
--------------------------------------------------------------------------------
For The Year Ended December 31, 2004
Current tax expense                             $  --       $   800     $   800
Deferred tax expense                             (1,315)        310      (1,005)
--------------------------------------------------------------------------------
Benefit from Income Taxes                       $(1,315)    $ 1,110     $  (205)
--------------------------------------------------------------------------------

For The Year Ended December 31, 2003
Current tax expense                             $   295     $   827     $ 1,122
Benefit of net operating loss                      (295)       --          (295)
Deferred tax expense                              1,315        (310)      1,005
--------------------------------------------------------------------------------
Provision For Income Taxes                      $ 1,315     $   517     $ 1,832
================================================================================


As of December 31, 2004 the Company had net operating loss carry forwards for federal income tax reporting purposes of $44,687 which will expire, beginning in 2021. The following is a reconciliation of the income tax at the federal statutory tax rate with the provision for income taxes for the years ended December 31, 2004 and 2003:


                                                             2004         2003
--------------------------------------------------------------------------------
Income tax at statutory rate (34%)                        $  3,484     $  9,130
Non-taxable items                                            1,871       (1,004)
Allowance for doubtful accounts from prior years           (33,289)        --
Change in valuation allowance                               27,135       (7,851)
State (tax) benefit net of federal tax                         594        1,557
--------------------------------------------------------------------------------
Provision for (Benefit from) Income Taxes                 $   (205)    $  1,832
================================================================================

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

The components of the net deferred tax asset (liability) as of December 31, 2004 and 2003 are as follows:


                                                         2004             2003
--------------------------------------------------------------------------------
Operating loss carry forwards                          $ 18,167        $  2,756
Allowance for bad debts                                  15,732           4,526
Valuation allowance                                     (27,135)           --
--------------------------------------------------------------------------------
Net Deferred Tax Asset                                    6,764           7,282
Depreciation                                             (6,764)         (8,286)
--------------------------------------------------------------------------------
Net Deferred Tax Asset (Liability)                     $   --          $ (1,004)
================================================================================


NOTE 4 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company purchased inventory totaling $34,304 and $90,992, respectively, from Amrx Corporation, a corporation owned by the president of the Company. As of December 31, 2004 and 2003, accounts payable to Amrx totaled $13,140 and $18,588, respectively.

In December 2004, the Company borrowed $16,534 from the wife of the president of the Company. The loan is intended to be short-term. Accordingly, the balance due is reflected in payables - related party in the accompanying balance sheets. In January 2005, the Company borrowed an additional $59,261 from this person.

NOTE 5 - CONTINGENCIES

On June 9, 2003 a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles against the Company, its predecessor corporation, Harlyn Products, Inc., a California corporation, the Company's wholly owned subsidiary, Allied Med, Inc., and the Company's principal shareholder, Jack Amin. The plaintiffs alleged in the complaint that the parties entered into a one page finder's agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs were entitled to receive a finder's fee equal to 7.5% (approximately 603,959 shares) of the fully diluted shares of the Company with a value not less than $600,000 and unspecified lost profits. The plaintiffs alleged causes of action for breach of contract, for specific performance, for services rendered and for unjust enrichment. The plaintiffs sought compensation for damages, legal fees, costs and interest. Although management had determined, with the advice of its legal counsel, that there was some likelihood that a loss from the claim may have been incurred, on October 26, 2004, the trial court entered a decision in favor of the Company disallowing the plaintiffs' claim. The plaintiffs filed a notice of intent of move for a new trial, which was denied by the court on December 13, 2004. The plaintiffs then filed a notice of appeal. The appeal of the trial court's decision is now pending in the California Court of Appeal, Second
District. Management is currently unable to predict or speculate on the likelihood of an unfavorable outcome from the appeal; therefore, no amounts have been accrued in the accompanying financial statements for any losses that may result from the outcome of the appeal.

During 2003, the Company initiated action against one of its vendors. At dispute were pharmaceutical products the Company contended were non-conforming. In its action, the Company sought for damages for losses suffered as a result of the delivery of the non-conforming products. The vendor filed a counterclaim for $365,603, plus costs and attorney fees. Effective August 24, 2004, the Company

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

entered into a settlement agreement with the vendor. Under the terms of the agreement, the Company transferred its eight real estate parcels to the vendor in return for the release of all of the counterclaims. The properties were valued at $165,000, their estimated fair value and the Company recognized a gain from the disposition of the property of $165,000. Since $30,426 of accounts payable to the vendor had been previously accrued, the transfer of the property settled the remaining payable and resulted in a loss from the settlement during the year totaling $134,574.

The Franchise  Tax Board of the State of  California  has asserted that Amexdrug
Corporation (formerly Harlyn Products, Inc.) owes approximately $544,822 in franchise taxes from periods prior to April 2000, when it was acquired by the current shareholders. A stipulation in the bankruptcy court's order for Harlyn Products, Inc. dated April 25, 2000, stated that Jack Amin purchased 1,000,000 common shares of Harlyn Products, Inc. free of any and all liens or encumbrances. Management has asserted that the Company had no liability relating to the claim. During the year ended December 31, 2004, the Company reached an agreement with the State of California to pay $1,606 to settle all amounts under the claim.

On October 9, 2004 a vendor filed suit to collect on an account in the amount of $32,917 plus accrued interest. Subsequent to the balance sheet date, the Company reached a settlement whereby it will pay $5,000 for a full and broad release of all claims. The payment is due no later than April 15, 2005. The full amount due the vendor as of December 31, 2004 is accrued in accounts payable in the accompanying balance sheets. If the settlement occurs, of which there can be no assurance, a gain will be recognized on the date of settlement.

NOTE 6 - SUBSEQUENT EVENTS

As discussed in Note 4, in January 2005, the Company borrowed money from the wife of the Company's president.

On January 17, 2005, the Company reached a settlement with a customer whereby the Company will receive $35,083 in exchange for the dismissal of its lawsuit against the customer. The lawsuit stems from the receipt by the Company of dishonored checks related to the sale of merchandise to the customer.

On February 17, 2005, the Company received a judgment against a customer related to non-payment for merchandise sold. The Company is to receive payments totaling $19,800 for the merchandise, plus interest and legal fees.

--------------------------------------------------------------------------------

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

Amexdrug has had no changes in its independent registered public accounting firm or experienced other matters required to be disclosed pursuant to Item 304 of Regulation S-B during the two most recent fiscal years or any later interim period.

--------------------------------------------------------------------------------

                        ITEM 8A. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

     (a) Evaluation of Disclosure Controls and Procedures.

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

     (b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

--------------------------------------------------------------------------------

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------

Identification of directors and executive officers

The following table as of April 12, 2004, includes the name, age, and position of each executive officer and director of Amexdrug and the term of office of each director.

Name                Age  Position                  Director and/or Officer Since
-----------------   ---  ----------------------    -----------------------------

Jack Amin           46   President, Secretary,     April 2000
                         Treasurer and Director

Rodney S. Barron,   52   Director                  December 2001
M.D

Behrooz Meimand     56   Director                  December 2001

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

Significant employees

Amexdrug and its subsidiaries have no present employees who are expected to make a significant contribution to Amexdrug's business other than Amexdrug's current officers and directors. It is expected that current members of management will be the only persons whose activities will be material to Amexdrug's operations. Members of management are the only persons who may be deemed to be promoters of Amexdrug.

Family relationships

There are no family relationships between any directors or executive officers of Amexdrug and/or the officers, directors or managers of its subsidiary companies, Allied Med, Inc., Royal Health Care, Inc. and Biorx Pharmaceuticals, Inc., either by blood or by marriage.

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

Section 16(a) beneficial ownership reporting compliance

Based solely upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(d) during its most recent fiscal year, the Company knows of no person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person") that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a) during the most recent fiscal year, except for the following:

  1. Jack Amin filed a Form 4 report on June 1, 2004 to report sales of 2,500 shares that occurred on May 20, 2004 and a sale of 1,000 shares that occurred on May 21, 2004; and

  2. Jack Amin filed a Form 4 report on June 1, 2004 to report sales of 5,000 shares that occurred on May 24, 2004.


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

                           SUMMARY COMPENSATION TABLE

                                        Long Term Compensation
                    Annual Compensation Awards              Payouts

(a)           (b)       (c)    (d)     (e)    (f)       (g)    (h)   (i)

                                                      Secur-
                                                      ities          All
Name and     Year or                 Other    Rest-   Under-   LTIP  Other
Principal    Period   Salary  Bonus  Annual   ricted  lying    Pay-  Compen-
Position     Ended      ($)    ($)   Compen-  Stock   Options  outs  sation
--------------------------------------------------------------------------

Jack Amin   12/31/02  $29,905   0       0      0         0       0     0
President/  12/31/03  $24,000   0       0      0         0       0     0
Director    12/31/04  $     0   0       0      0         0       0     0

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Amexdrug's management during the fiscal years ended December 31, 2004 and 2003. Further, no member of Amexdrug's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

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

Employment contracts and termination of employment and change-in-control arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from Amexdrug with respect to any executive officer of Amexdrug which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Amexdrug or its subsidiaries, any change in control of Amexdrug or a change in the person's responsibilities following a change in control of Amexdrug.

Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person. None of Amexdrug's directors or executive officers is acting on behalf of or will act at the direction of any other person.

Amexdrug intends to enter into an employment agreement with Jack Amin in the near future that will provide for an initial salary of $150,000 per year retroactive to January 1, 2005, and possible bonuses as the board of directors may determine are appropriate. In the event Amexdrug is unable to pay the full $150,000 per year annual salary to Mr. Amin, he has indicated that he may accept a portion of the salary in the form of Amexdrug common stock.

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

None.
--------------------------------------------------------------------------------

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to Amexdrug to be the beneficial owners of more than five percent of Amexdrug's common stock as of April 12, 2005. Each of these persons has sole investment and sole voting power over the shares indicated.

                                     Number                   Percent
Name and Address          of Shares Beneficially Owned        of Class
----------------          ----------------------------        --------
Jack Amin                           7,775,000                   96.3%
8909 West Olympic Blvd.
Suite 208
Beverly Hills, CA 90211

Security ownership of management

The following table sets forth the share holdings of Amexdrug's directors and executive officers as of April 12, 2005. Each of these persons has sole investment and sole voting power over the shares indicated.

                                     Number                   Percent
Name and Address          of Shares Beneficially Owned        of Class
----------------          ----------------------------        --------

Jack Amin                           7,775,000                   96.3%
Rodney Barron, M.D.                         0                    0.0%
Behrooz Meimand                             0                    0.0%

All directors and executive
officers as a group (3)             7,775,000                   96.3%

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

--------------------------------------------------------------------------------

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

Transactions with management and others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, during the last two fiscal years ended December 31, 2004, or since December 31, 2004, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest, other than the following:

     1. Amexdrug anticipates that it will enter into an employment agreement with Jack Amin in the near future. It is expected that the employment agreement will be retroactive to January 1, 2005, and that it will provide for an initial annual salary of $150,000 and possible bonuses as the board of directors may determine are appropriate. The employment agreement may give Mr. Amin the option to take a portion of the salary in shares of the Company's common stock.

     2. In October 2003 Mrs. Amin transferred four undeveloped parcels of real property to Allied Med, Inc. as an additional capital contribution to the Company. The Company did not pay anything to Mrs. Amin for the properties. The properties are held by the Company for investment purposes. For more information concerning the properties, see "Item. 2 Description of Properties."

     3. During the years ended December 31, 2004 and 2003 Amexdrug purchased inventory totaling $34,304 and $90,992, respectively, from Amrx Corporation, a corporation owned by Jack Amin, the Company's president. As of December 31, 2004 and 2003, accounts payable to Amrx Corporation totaled $13,140 and $18,588, respectively.

     4. In December 2004, the Company borrowed $16,534 from the wife of the President of the Company. The loan is intended to be short term. The loan bears no interest, is unsecured and due upon demand. Accordingly, the balance due is reflected in the Company's balance sheet in payables - related party. In January 2005, the Company borrowed an additional $59,261 from the same person.

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

          **    Exhibit 2.2 is incorporated by reference from Amexdrug's
                Form 8-K Current Report filed January 15, 2002 as Exhibit 10.01

          *** Exhibits 3.1, 3.2 and 21.1 are incorporated by reference from Amexdrug's 2001 Form 10-KSB filed April 1, 2002.

(b)  Reports on Form 8-K

Amexdrug filed no reports on Form 8-K during the last quarter of the period covered by this report:

--------------------------------------------------------------------------------

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

--------------------------------------------------------------------------------


Audit Fees

For the fiscal years ended December 31, 2004 and 2003, our principal accountant billed $15,000 and $12,387, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

Audit-Related Fees

There were $0 and $0 in fees, respectively, billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for the fiscal years ended December 31, 2004 and 2003.

Tax Fees

For the fiscal years ended December 31, 2004 and 2003, our principal accountant billed us $866 and $500, respectively, for services for tax compliance, tax advice, and tax planning work.

All Other Fees

There were $0 and $0 in other fees, respectively, billed by our principal accountants other than those disclosed above for fiscal years ended December 31, 2003 and 2002.

Pre-Approved Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMEXDRUG CORPORATION



Date: April 13, 2005            By /s/ Jack Amin
                                  ------------------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 13, 2005            By /s/ Jack Amin
                                  ------------------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer, Chief
                                  Financial Officer and Chief Accounting Officer



Date: April 13, 2005            By
                                  ------------------------------------------
                                  Rodney Barron, M.D., Director



Date: April 13, 2005            By /s/ Behrooz Meimand
                                  ------------------------------------------
                                  Behrooz Meimand, Director

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

 2.2             Agreement and Plan of Reorganization                  **

 3.1             Articles of Incorporation                             ***

 3.2             By-Laws                                               ***

21.1             List of Subsidiaries of Amexdrug                      ***
                 Corporation

31.1             Certification of Chief Executive Officer              __
                 pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002

31.2             Certification of Chief Financial Officer              __
                 pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002

32.1             Certification of Chief Executive Officer              __
                 pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002

32.2             Certification of Chief Financial Officer              __
                 pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002

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