Form 10QSB
period 2005-03-31
AMEXDRUG CORP
filed 2005-05-16
CIK 45621

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to____________

                           Commission File No. 0-7473

                              Amexdrug Corporation
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 NEVADA                                  95-2251025
     -------------------------------              --------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2005, there were 8,473,866 shares of the issuer's common stock issued and outstanding.

                              AMEXDRUG CORPORATION
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. Financial Statements (Unaudited)......................................3

        Condensed Consolidated Balance Sheets --
         As of March 31, 2005 and December 31, 2004 (Unaudited)...............4

        Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2005 and 2004 (Unaudited)...............5

        Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2005 and 2004 (Unaudited)...............6

        Notes to Condensed Consolidated Financial Statements (Unaudited)......7

Item 2. Management's Discussion and Analysis or Plan of Operations............9

Item 3. Controls and Procedures..............................................12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................12

Item 2. Changes in Securities................................................13

Item 3. Defaults Upon Senior Securities......................................13

Item 4. Submission of Matters to a Vote of Security Holders..................13

Item 5. Other Information....................................................13

Item 6. Exhibits and Reports on Form 8-K.....................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The unaudited condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiary as of March 31, 2005 and December 31, 2004, the related unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2005 and March 31, 2004, the related unaudited condensed consolidated statements of cash flows for the three month periods ended March 31, 2005 and March 31, 2004 and the notes to the unaudited condensed consolidated financial statements follow. The financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual financial statements included in Amexdrug's annual report on Form 10-KSB for the year ended December 31, 2004.

         The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of Amexdrug Corporation consolidated with Allied Med, Inc., its wholly owned subsidiary, and all such adjustments are of a normal recurring nature. The names "Amexdrug", "we@, "our@ and "us@ used in this report refer to Amexdrug Corporation.

         Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                       March 31,   December 31,
                                                         2005          2004
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                  $  63,466      $   4,693
Investments in securities available for sale              1,600           --
Accounts receivable, net of allowance for doubtful
 accounts of $19,500 and $39,494, respectively          237,981        297,310
Inventory                                                37,277         73,493
--------------------------------------------------------------------------------
  Total Current Assets                                  340,324        375,496
--------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                           133,641        133,641
Leasehold improvements                                   15,700         15,700
--------------------------------------------------------------------------------
  Total Property and Equipment                          149,341        149,341
Less:  Accumulated depreciation                        (111,182)      (105,834)
--------------------------------------------------------------------------------
  Net Property and Equipment                             38,159         43,507

Deposits                                                  1,100          1,100
--------------------------------------------------------------------------------

Total Assets                                          $ 379,583      $ 420,103
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable                                      $ 294,157      $ 427,487
Payables - related parties                               13,140         29,674
Accrued liabilities                                       4,915          4,252
Accrued income taxes                                        800            800
Current portion of capital lease obligations             10,714         10,747
--------------------------------------------------------------------------------
  Total Current Liabilities                             323,726        472,960
--------------------------------------------------------------------------------

Long-Term Liabilities
Deferred income taxes                                     6,326           --
Capital lease obligations, net of current portion        24,772         27,495
--------------------------------------------------------------------------------
  Total Long-Term Liabilities                            31,098         27,495
--------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock - $0.001 par value; 50,000,000 shares
 authorized; 8,473,866 and 8,052,783 shares issued
 and outstanding, respectively                            8,474          8,053
Additional paid-in capital                               83,342          7,969
Accumulated deficit                                     (67,057)       (96,374)
--------------------------------------------------------------------------------
  Total Stockholders' Equity (Deficit)                   24,759        (80,352)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)  $ 379,583      $ 420,103
================================================================================


      See accompanying notes to condensed consolidated financial statements

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        For the Three Months
                                                           Ended March 31,
                                                    ----------------------------
                                                        2005            2004
--------------------------------------------------------------------------------

Sales                                               $ 1,017,921     $ 2,238,753
Cost of Goods Sold                                      961,068       2,142,924
--------------------------------------------------------------------------------

Gross Profit                                             56,853          95,829

Operating Expenses
Selling, general and administrative expense             (46,748)        (74,573)
Interest expense                                           (929)         (1,245)
Interest and other income                                    33            --
--------------------------------------------------------------------------------

Income From Operations                                    9,209          20,011

Gain (Expense) on Settlement                             27,234        (140,000)
--------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                        36,443        (119,989)

Benefit from (Provision for) Income Taxes                (7,126)          1,004
--------------------------------------------------------------------------------

Net Income (Loss)                                   $    29,317     $  (118,985)
================================================================================

Basic Loss Per Common Share                         $      --       $     (0.01)
================================================================================

Basic Weighted-Average Common
 Shares Outstanding                                   8,127,642       8,052,783
================================================================================










      See accompanying notes to condensed consolidated financial statements

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          For the Three Months
                                                             Ended March 31,
                                                         -----------------------
                                                            2005         2004
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income (loss)                                        $  29,317    $(118,985)
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation                                               5,348        5,742
  Recovery of bad debt                                     (19,994)        --
  Expense from (Gain on) settlement                        (27,234)     140,000
  Deferred income taxes                                      6,236       (1,004)
  Changes in operating assets and liabilities:
   Accounts receivable                                      79,323       94,801
   Inventory                                                36,216       31,911
   Accounts payable and accrued liabilities               (100,433)     105,333
--------------------------------------------------------------------------------

  Net Cash Provided by Operating Activities                  8,779      257,798
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Purchase of investments                                     (1,600)        --
--------------------------------------------------------------------------------

Net Cash Used in Investing Activities                       (1,600)        --
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payment of checks written in excess of cash in bank           --        (41,024)
Payment for lawsuit settlement                              (5,000)        --
Proceeds from borrowings from related party                 59,260         --
Principal payments on capital lease obligations             (2,756)      (6,473)
--------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities         51,504      (47,497)
--------------------------------------------------------------------------------

Net Increase in Cash                                        58,683      210,301

Cash at Beginning of Period                                  4,693      338,529
--------------------------------------------------------------------------------

Cash at End of Period                                    $  63,376    $ 548,830
================================================================================

Supplemental Cash Flow Information:
Cash paid for interest                                   $     929    $   1,325
--------------------------------------------------------------------------------
Conversion of notes payable to common stock              $  75,794    $    --
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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2004. The financial position and results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

Investment in Debt and Equity Securities--Investment in equity securities are classified as available-for-sale and are carried at fair value. Net unrealized gains and losses are reported in accumulated other comprehensive income, which is a separate component of shareholder's equity, net of applicable deferred taxes. Realized gains and losses on sales of securities and impairment losses from other-than-temporary declines in market value are included in earnings with the cost of securities sold determined on a specific cost basis. Investment in debt securities are classified as held-to-maturity and carried at cost.

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

Concentrations -- During the three months ended March 31, 2005, purchases from two vendors accounted for 41% and 32% of total purchases. As of March 31, 2005, accounts payable to these vendors accounted for 25% and 40% of the total accounts payable, respectively.

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

Basic Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. No agreements or contracts exist that have created any potentially issuable common shares.

                       AMEXDRUG CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company purchased inventory totaling $34,304 from Amrx Corporation, a corporation owned by the president of the Company. As of March 31, 2005 and 2004, accounts payable to Amrx totaled $13,140 and $0, respectively.

In December 2004, the Company borrowed $16,534 from the wife of the president of the Company. In January 2005, the Company borrowed an additional $59,260 from this person. On March 15, 2005, the loans were converted into 421,083 shares of common stock at the market price of $0.18 per share.

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

On October 9, 2004 a vendor filed suit to collect on an account in the amount of $32,234. The Company reached a settlement whereby it paid $5,000 for a full and broad release of all claims. A gain of $27,234 was recognized upon payment.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         (a)      Plan of Operation.

         Not applicable.

         (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Overview
         --------

         Amexdrug Corporation is located at 8909 West Olympic Boulevard, Suite 208, Beverly Hills, California 90211. Its phone number is (310) 855-0477. Its fax number is (310) 855-0475. Its website is www.amexdrug.com. Shares of Amexdrug common stock are traded on the OTC Bulletin Board under the symbol AXRX. The President of Amexdrug has had experience working in the pharmaceutical industry for the past 20 years.

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

         Results of Operations
         ---------------------

         For the three months ended March 31, 2005, Amexdrug reported sales of $1,017,921, comprised entirely of income from the Allied Med, Inc. pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This is $1,220,832 less than the $2,238,753 of sales reported for the three months ended March 31, 2004. During the three month period ended March 31, 2005, Amexdrug experienced a decline in total sales due to increased competition and Amexdrug's search for better discount products to sell. Cost of goods sold for the three months ended March 31, 2005 was $961,068, a decrease of $1,181,856 over the $2,142,924 cost of goods sold for the three months ended March 31, 2004. During the three months ended March 31, 2005 gross profit decreased by $38,976 to $56,853, or 5.6% of sales, from the $95,829, or 4.3% of sales, recorded for the three months ended March 31, 2004.

         Selling, general and administrative expense was $46,748 for the three months ended March 31, 2005, a decrease of $27,825 from the $74,573 recorded for the three months ended March 31, 2004. This decrease in selling, general and administrative expense is attributable to a decrease in expenses related to the decline in sales and resulting decrease in the Company's operations.

         During the three months ended March 31, 2005, Amexdrug recorded a nonrecurring gain from litigation settlement of $27,234. In a lawsuit, the parties reached a settlement under which Allied Med, Inc. paid a vendor $5,000 to settle a claim of $32,234. A gain of $27,234 was recognized upon payment. During the three months ended March 31, 2004, Amexdrug reported incurring a settlement expense of $140,000 associated with a different lawsuit.

         During the three months ended March 31, 2005, Amexdrug experienced net income of $29,317, an improvement of $148,302 from the $118,985 loss recorded for the three months ended March 31, 2004. Amexdrug's increase in net profits during the three month period ended March 31, 2005 is attributable largely to the nonrecurring $27,234 gain on litigation settlement achieved during the three months ended March 31, 2005 and the nonrecurring $140,000 loss on litigation settlement which was incurred during the three months ended March 31, 2004.

         Allied Med, Inc. has obtained a California wholesaler license and it now plans to also distribute products from its existing facility in the Los Angeles, California area by the end of May, 2005. Amexdrug anticipates that it will be able to save approximately 15% to 20% of certain expenses following this change, including shipping expenses, employee labor costs, and related office expenses.

         Liquidity and Capital Resources - March 31, 2005
         ------------------------------------------------

         As of March 31, 2005, Amexdrug reported total current assets of $340,324, comprised of cash of $63,466, investments of $1,600, accounts receivable, net of $237,981 and inventory of $37,277. Total assets as of March 31, 2005 were $379,583, which included total current assets, plus net property and equipment of $38,159 and deposits of $1,100.

         Amexdrug's liabilities as of March 31, 2005 consisted of accounts payable of $294,157, payables to related parties of $13,140, accrued liabilities of $4,915, accrued income taxes of $800, current portion of capital lease obligations of $10,714, and total long-term liabilities of $31,098.

         The primary adjustments to reconcile net income to net cash provided by operating activities during the first quarter of 2005 were as follows: a decrease in accounts receivable of $79,323, a decrease in inventory of $36,216, a decrease in accounts payable and accrued liabilities of $100,433, a gain on recovery of bad debt of $19,994, an increase in deferred income taxes of $6,326, a depreciation expense of $5,348 and a gain on settlement expense of $27,234. Amexdrug had $63,466 of cash at March 31, 2005. Operations have primarily been funded through cash generated from operations and also from loans and/or capital infusions from related parties. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

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

         (b)      Changes in Internal Controls and Over Financial Reporting.

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

         On October 9, 2004 a vendor filed suit to collect on an account in the amount of $32,234. The Company reached a settlement whereby it paid $5,000 for a release of all claims. A gain of $27,234 was recognized upon payment.

Item 2.  Changes in Securities.

         In December 2004, the Company borrowed $16,534 from the wife of the President of the Company. In January 2005, the Company borrowed an additional $59,260 from this person. On March 15, 2005, the loans were converted into 421,083 shares of common stock at the market price of $0.18 per share. The shares were sold directly by Amexdrug, and no underwriters were involved in the transaction. Amexdrug relied on section 4(2) of the Securities Act of 1933 in making the sale of securities. No advertising or general solicitation was employed in offering the shares. The purchaser received disclosure information concerning Amexdrug. She also had the opportunity to investigate Amexdrug, and ask questions of its president and board of directors. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold was appropriately restricted by Amexdrug.

Item 3.  Defaults Upon Senior Securities.

         None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None; not applicable.

Item 5.  Other Information.

         None; not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

         Exhibit
         Number            Description
         -------           -----------

         31.1              Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         31.2              Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         32.1              Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         32.2              Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended March 31, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMEXDRUG CORPORATION


Date: May 13, 2005                      By: /s/ Jack Amin
                                           -----------------------
                                           Jack Amin
                                           Director, President, Chief Executive
                                           Officer, Chief Financial Officer and
                                           Chief Accounting Officer