Form 10QSB
period 2005-06-30
AMEXDRUG CORP
filed 2005-08-10
CIK 45621

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from ____________ to____________

                           Commission File No. 0-7473

                              Amexdrug Corporation
        -----------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 4, 2005, there were 8,473,866 shares of the issuer's common stock issued and outstanding.

                              AMEXDRUG CORPORATION
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. Financial Statements (Unaudited) ..................................   3

        Condensed Consolidated Balance Sheets -- As of
         June 30, 2005 and December 31, 2004 (Unaudited) ..................   4

        Condensed Consolidated Statements of Operations
         for the Three  and Six Months Ended June 30, 2005
         and 2004 (Unaudited) .............................................   5

        Condensed Consolidated Statements of Cash Flows for
         the Six Months Ended June 30, 2005 and 2004 (Unaudited) ..........   6

        Notes to Condensed Consolidated Financial Statements
         (Unaudited) ......................................................   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...............................   9

Item 3. Controls and Procedures ...........................................  12


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................  12

Item 2. Changes in Securities .............................................  13

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk .................................................  13

Item 4. Submission of Matters to a Vote of Securities
        Holders ...........................................................  13
Item 5. Other Matters .....................................................  13

Item 6. Exhibits and Reports on Form 8-K ..................................  16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The unaudited condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiary as of June 30, 2005 and December 31, 2004, the related unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2005 and June 30, 2004, the related unaudited condensed consolidated statements of cash flows for the six month periods ended June 30, 2005 and June 30, 2004, and the notes to the condensed consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug Corporation's annual report on Form 10-KSB for the year ended of December 31, 2004.

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

         Operating results for the quarter ended June 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        June 30,    December 31,
                                                          2005          2004
--------------------------------------------------------------------------------
Cash                                                   $ 125,092     $   4,693
ASSETS
Current Assets
Cash                                                   $ 125,092     $   4,693
Investments in securities available for sale               1,600             -
Accounts receivable, net of allowance for
  doubtful accounts of $19,500 and
  $39,494, respectively                                  188,092       297,310
Inventory                                                116,728        73,493
--------------------------------------------------------------------------------
  Total Current Assets                                   431,512       375,496
--------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                            133,641       133,641
Leasehold improvements                                    15,700        15,700
--------------------------------------------------------------------------------
  Total Property and Equipment                           149,341       149,341
Less:  Accumulated depreciation                         (116,529)     (105,834)
--------------------------------------------------------------------------------
  Net Property and Equipment                              32,812        43,507

Deposits                                                   1,100         1,100
--------------------------------------------------------------------------------

Total Assets                                           $ 465,424     $ 420,103
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable                                       $ 348,858     $ 427,487
Payables - related parties                                13,140        29,674
Accrued liabilities                                        2,842         4,252
Accrued income taxes                                      18,693           800
Current portion of capital lease obligations               9,925        10,747
--------------------------------------------------------------------------------
  Total Current Liabilities                              393,458       472,960
--------------------------------------------------------------------------------

Long-Term Liabilities
Deferred income taxes                                      5,888             -
Capital lease obligations, net of current portion         22,512        27,495
--------------------------------------------------------------------------------
  Total Long-Term Liabilities                             28,400        27,495
--------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock - $0.001 par value; 50,000,000
  shares authorized; 8,473,866 and 8,052,783
  shares issued and outstanding, respectively              8,474         8,053
Additional paid-in capital                                83,342         7,969
Accumulated deficit                                      (48,250)      (96,374)
--------------------------------------------------------------------------------
  Total Stockholders' Equity (Deficit)                    43,566       (80,352)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)   $ 465,424     $ 420,103
================================================================================

     See accompanying notes to condensed consolidated financial statements

                          AMEXDRUG CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                   For the Three Months         For the Six Months
                                      Ended June 30,              Ended June 30,
                                -------------------------   ------------------------
                                    2005          2004          2005          2004
--------------------------------------------------------------------------------------
Sales                           $ 1,127,397   $ 1,997,336   $ 2,145,318   $ 4,236,089
Cost of Goods Sold                1,019,389     1,795,682     1,980,457     3,938,606
--------------------------------------------------------------------------------------

Gross Profit                        108,008       201,654       164,861       297,483

Operating Expenses
Selling, general and
 administrative expense             (60,927)      (89,257)     (107,676)     (163,830)
Interest expense                       (850)         (937)       (1,779)       (2,182)
Interest and other income                32             -            65             -
--------------------------------------------------------------------------------------

Income From Operations               46,263       111,460        55,471       131,471

Gain (Expense) on Settlement        (10,000)            -        17,234      (140,000)
--------------------------------------------------------------------------------------

Income (Loss) Before
 Income Taxes                        36,263       111,460        72,705        (8,529)

Benefit from (Provision for)
 Income Taxes                       (17,455)            -       (24,581)        1,004
--------------------------------------------------------------------------------------

Net Income (Loss)               $    18,808   $   111,460   $    48,124   $    (7,525)
======================================================================================

Basic Loss Per Common Share     $         -   $      0.01   $      0.01   $         -
======================================================================================

Basic Weighted-Average Common
   Shares Outstanding             8,473,866     8,052,783     8,301,711     8,052,783
======================================================================================

         See accompanying notes to condensed consolidated financial statements


                                          -5-

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           For the Six Months
                                                              Ended June 30,
                                                         -----------------------
                                                            2005         2004
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income (loss)                                        $  48,124    $  (7,525)
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation                                              10,695       11,486
  Adjustment to bad debt                                   (19,994)           -
  Expense from (Gain on) settlement                              -      140,000
  Deferred income taxes                                      5,888       (1,004)
  Changes in operating assets and liabilities:
   Accounts receivable                                     129,212       89,644
   Inventory                                               (43,235)      53,840
   Accounts payable and accrued liabilities                (62,146)    (133,613)
--------------------------------------------------------------------------------

  Net Cash Provided by Operating Activities                 68,544      152,828
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Purchase of investments                                     (1,600)           -
--------------------------------------------------------------------------------

Net Cash Used in Investing Activities                       (1,600)           -
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payment of checks written in excess of cash in bank              -      (41,024)
Payment for lawsuit settlement                                   -            -
Proceeds from borrowings from related party                 59,260            -
Principal payments on capital lease obligations             (5,805)     (12,145)
--------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities         53,455      (53,169)
--------------------------------------------------------------------------------

Net Increase in Cash                                       120,399       99,659

Cash at Beginning of Period                                  4,693        1,185
--------------------------------------------------------------------------------

Cash at End of Period                                    $ 125,092    $ 100,844
================================================================================

Supplemental Cash Flow Information:
Cash paid for interest                                   $   1,779    $   2,182
--------------------------------------------------------------------------------
Conversion of notes payable to common stock              $  75,794          $ -
--------------------------------------------------------------------------------


      See accompanying notes to condensed consolidated financial statements

NOTE 1 -- Organization and Nature of Operations

Condensed Financial Statements -- The accompanying condensed financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2004. The financial position and results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

Concentrations -- During the six months ended June 30, 2005, purchases from two vendors accounted for 37% and 30% of total purchases. As of June 30, 2005, accounts payable to these vendors accounted for 64% and 0% of the total accounts payable, respectively.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company purchased inventory totaling $34,304 from Amrx Corporation, a corporation owned by the president of the Company. As of June 30, 2005 and 2004, accounts payable to Amrx totaled $13,140 and $0, respectively.

In December 2004, the Company borrowed $16,534 from the wife of the president of the Company. In January 2005, the Company borrowed an additional $59,260 from this person. On March 15, 2005, the loans were converted into 421,083 shares of common stock at the market price of $0.18 per share.

NOTE 3 -- CONTINGENCIES

On June 9, 2003 a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles against the Company, its predecessor corporation, Harlyn Products, Inc., a California corporation, the Company's wholly owned subsidiary, Allied Med, Inc., and the Company's principal shareholder, Jack Amin. The plaintiffs alleged in the complaint that the parties entered into a one page finder's agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs were entitled to receive a finder's fee equal to 7.5% (approximately 603,959 shares) of the fully diluted shares of the Company with a value not less than $600,000 and unspecified lost profits. The plaintiffs alleged causes of action for breach of contract, for specific performance, for services rendered and for unjust enrichment. The plaintiffs sought compensation for damages, legal fees, costs and interest. Although management had determined, with the advice of its legal counsel, that there was some likelihood that a loss from the claim may have been incurred, on October 26, 2004, the trial court entered a decision in favor of the Company disallowing the plaintiffs' claim. The plaintiffs filed a notice of intent of move for a new trial, which was denied by the court on December 13, 2004. The plaintiffs then filed a notice of appeal. Effective June 7, 2005, both parties executed a settlement agreement whereby the Company paid $10,000 in exchange for a release of all claims and dismissal of the plaintiff's appeal.

On October 9, 2004 a vendor filed suit to collect on an account in the amount of $32,234. The Company reached a settlement whereby it paid $5,000 for a full and broad release of all claims. A gain of $27,234 was recognized upon payment.

NOTE 4--SUBSEQUENT EVENTS

On July 22, 2005, Amexdrug's wholly-owned subsidiary, Allied Med, Inc., entered into an agreement to acquire all of the shares of stock of Dermagen, Inc., a California corporation ("Dermagen") for $120,000 cash. Dermagen has a US-FDA registered and state FDA approved facility licensed to manufacture.

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

         Results of Operations
         ---------------------

         For the three months ended June 30, 2005, Amexdrug reported sales of $1,127,397, comprised entirely of income from the Allied Med, Inc. pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This is $869,939 less than the $1,997,336 of sales reported for the three months ended June 30, 2004. For the six months ended June 30, 2005, sales reported by Amexdrug were $2,145,318, which is $2,090,771 less than the $4,236,089 of sales reported for the six months ended June 30, 2004. During the three and six month periods ended June 30, 2005, Amexdrug experienced a decline in total sales due to increased competition and Amexdrug's search for better discount products to sell. Cost of goods sold for the three months ended June 30, 2005 was $1,019,389, a decrease of $776,293 over the $1,795,682 cost of goods sold for the three months ended June 30, 2004. Cost of goods sold for the six months ended June 30, 2005 was $1,980,457, a decrease of $1,958,149 over the $3,938,606 cost of goods sold for the six months ended June 30, 2004. During the three months ended June 30, 2005 gross profit decreased by $93,646 to $108,008 or 9.6% of sales for the three months ended June 30, 2005, from the $201,654 or 10.1% of sales recorded for the three months ended June 30, 2004. For the six months ended June 30, 2005 gross profit decreased by $132,622 to $164,861 or 7.7% of sales from the $297,483 or 7.0% of sales recorded for the six months ended June 30, 2004. Although sales decreased during the three and six month periods ended June 30, 2005 compared to sales in the three and six month periods ended June 30, 2004, profit margins changed little during these same time periods.

         Selling, general and administrative expense was $60,927 for the three months ended June 30, 2005, a decrease of $28,330 from the $89,257 recorded for the three months ended June 30, 2004. For the six months ended June 30, 2005, Amexdrug reported selling, general and administrative expense of $107,676, a decrease of $56,154 from the $163,830 reported for the six months ended June 30, 2004. This decrease in selling, general and administrative expense is largely attributable to a decrease in expenses related to the decline in sales and resulting decreased in Amexdrug's operations. In addition, in late May the Company began distributing products from Los Angeles, California, instead of

Portland, Oregon. This has resulted in some cost savings to the Company due to lower shipping costs.

         During the three months ended June 30, 2005, Amexdrug settled one pending lawsuit against it by paying $10,000. No similar expense was incurred during the three months ended June 30, 2004. During the six months ended June 30, 2005, Amexdrug recorded a nonrecurring gain from litigation settlement of $17,234. This included the settlement expense of $10,000 incured during the second quarter of 2005 and a gain of $27,234 achieved in a separate lawsuit in the first quarter of 2005. In that lawsuit, the parties reached a settlement under which Allied Med, Inc. paid a vendor $5,000 to settle a claim of $32,234. A gain of $27,234 was recognized upon payment. During the six months ended June 30, 2004, Amexdrug reported incurring a settlement expense of $140,000 associated with the lawsuit which was eventually settled in June 2005 for a payment of $10,000.

         During the three months ended June 30, 2005, Amexdrug experienced net income of $18,808, which is $92,652 less than the $111,460 net income earned in the three months ended June 30, 2004. During the six months ended June 30, 2005, Amexdrug experienced net income of $48,124, as compared to the $7,525 net loss incurred during the six months ended June 30, 2004. Amexdrug attributes this change primarily to decreases in sales during the later periods, partially off set due to decreases in its selling, general and administrative expenses.

         Liquidity and Capital Resources - June 30, 2005
         -----------------------------------------------

         As of June 30, 2005, Amexdrug reported total current assets of $431,512, comprised of cash of $125,092, accounts receivable, net of $188,092 inventory of $116,728 and investments in securities available for sale of $1,600. Total assets as of June 30, 2005 were $465,424, which included total current assets, plus net property and equipment of $32,812 and deposits of $1,100.

         Amexdrug's liabilities as of June 30, 2005 consisted of accounts payable of $348,858, payables to related parties of $13,140, accrued liabilities of $2,842, accrued income taxes of $18,693, current portion of capital lease obligations of $9,925, and total long-term liabilities of $28,400.

         During the six months ended June 30, 2005, Amexdrug's operating activities provided $68,544 cash compared to $152,828 cash provided by Amexdrug's operating activities in the six months ended June 30, 2004. The primary adjustments to reconcile net income to net cash provided by operating activities during the first six months of 2005 were as follows: a decrease in accounts receivable of $129,212, an increase in inventory of $43,235, a decrease in accounts payable and accrued liabilities of $62,164, a gain on recovery of bad debt of $19,994, depreciation expense of $10,695 and deferred income taxes of $5,888. Cash increased during the six months ended June 30, 2005 by $120,399 compared to an increase during the six months ended June 30, 2004 of $99,659. Cash from operating activities in the six months ended June 30, 2005 increased primarily due to a decrease in accounts receivable. Operations have primarily been funded through cash generated from operations and also from loans and/or capital infusions from related parties. Management does not anticipate that

Amexdrug will need to seek additional financing during the next twelve months.

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

         On June 9, 2003 a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles against the Company, its predecessor corporation, Harlyn Products, Inc., a California corporation, the Company's wholly owned subsidiary, Allied Med, Inc., and the Company's principal shareholder, Jack Amin. The plaintiffs alleged in the complaint that the parties entered into a one page finder's agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs were entitled to receive a finder's fee equal to 7.5% (approximately 603,959 shares) of the fully diluted shares of the Company with a value not less than $600,000 and unspecified lost profits. Plaintiffs alleged causes of action for breach of contract, for specific performance, for services rendered and for unjust enrichment. Plaintiffs sought compensation for damages, legal fees, costs and interest. Although management had determined, with the advice of its legal counsel, that there was some likelihood that a loss from the claim may have been incurred, on October 26, 2004, the trial court entered a decision in favor of the Company disallowing the plaintiffs' claim. The plaintiffs filed a notice of intent to move for a new trial, which was denied by the court on December 13, 2004. The plaintiffs then filed a notice of appeal. Effective June 7, 2005, the parties executed a settlement agreement whereby the Company paid $10,000 in exchange for a release of all claims and dismissal of the plaintiffs' appeal.

Item 2. Changes in Securities.

         No unregistered securities were issued by Amexdrug during the three month period ended June 30, 2005. For information concerning unregistered securities issued by Amexdrug in the three months ended March 31, 2005, see Amexdrug's quarterly report on Form 10-QSB for the three months ended March 31, 2005.

Item 3. Defaults Upon Senior Securities.

         None; not applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

         None; not applicable.

Item 5. Other Information.

         On July 22, 2005, Amexdrug's wholly-owned subsidiary, Allied Med, Inc., entered into an agreement with Prakash "Mike" Charu to acquire all the business assets and shares of stock of Dermagen, Inc., a California corporation ("Dermagen") for $120,000 cash. Mr. Charu and Muhammad Majeed are the only shareholders of Dermagen. Mr. Charu executed the agreement on behalf of both shareholders. Related escrow instructions were signed by the parties on August 5, 2005.

         A copy of the Offer to Purchase Business and Stock dated July 22, 2005 is attached to this report as Exhibit 10.1. The agreement is subject to certain contingencies, including an appraisal for not less than the purchase price. It is anticipated that the agreement will be amended prior to closing so that Dermagen will become a direct subsidiary of Amexdrug.

         Dermagen has a US-FDA registered and state FDA approved facility licensed to manufacture certain pharmaceutical products, medical devices and cosmetic products. Dermagen has been owned and operated by pharmacists for over 10 years. Dermagen can provide complete development services including design, risk analysis, qualification of raw material vendors, complete set of specifications, and prepare stability data. Its staff has over 30 years of experience in product development, pilot batches, commercial production and distribution for large leading international companies.

         Dermagen's clientele include companies outsourcing liquid pharmaceuticals, diagnostics, biotech products, oral liquids, topical products, sport drinks, ethnic topical preparations, and respiratory therapies. Contract services range from blending, filling, packaging, repacking, and kit assembly. Dermagen's facility is equipped to fill products in metal, multi-layer, or plastic tubes; plastic, glass and special designed containers with closure features.

         Dermagen dispenses formulae prescribed by doctors that include topical and oral products with herbs and botanical extracts. These specially formulated products comprehend non-commercial concentration or combination of active drugs, extemporaneous preparations, patient customized formulations, etc.

         Dermagen stainless steel compounding and holding tanks feature DCI and other major brands jacketed reactors with dual mixing & scrapers, sanitary connection, and sanitary pump assisted transfer system.

         Dermagen's water system complies with USP Purified Water requirements and Dermagen offers a wide selection of final product filtration and microenvironment possibilities to protect the filling operation. Dermagen can deliver concentrate in bulk or as final.

         Dermagen is well equipped to formulate, compound, fill and pack topical cream, lotion and ointment; oral liquids and nutrition supplements containing herbal extracts.

         Research and Development Department of Dermagen- Board of Directors and Advisory Board of Chemists and Pharmacists include the following personnel:

Management- Board of Directors

     *   President- Mike Charu, MS; R. Ph.

     *   Operations Manager - Valentin Baltazar

Advisory Board

     *   M. Majeed, Ph.D.

     *   F. H. Boehm, III Ph. D.

     *   Jasbir Dhanjal, MSc.

     *   Charles F. Lustick, R. Ph.

     *   Humberto Zardo, B.S. Ind. Pharm., MSc.

Board of Directors
------------------

         President - Mike Charu

         Mr. Charu has over 30 years of experience in the dermatology field. Before starting Dermagen, he was the Senior Scientist of Products Development at Herbert Labs, a division of SmithKline Beecham, and previously worked for Boots Drugs Company of England. He holds a Master Degree in industrial pharmacy from Long Island University in New York. In addition, Mr Charu is a Registered Pharmacist in New York. Also, he received High Honors for works with natural products, and is the author of US-Patent No.5,914,334 "Stable gel formulation for topical treatment of skin conditions" (22 JUN 1999).

         Operations Manager - Valentin Baltazar

         Mr. Baltazar has over 15 years of experience in managing dermatology and cosmetic operations. Before joining Dermagen, he was the Production Manager for Hearth Science.

Advisory Board
--------------

         M. Majeed, Ph.D. Dr. Majeed received his Ph. D. in Pharmaceutics from St. Johns University, New York. He is the co-founder of Dermagen and is considered a "guru" of herbal products. Dr. Majeed is the author of several US Patents on bioavailability enhancers, bioprotectants, and nutritional products (5,536,506 (16 JUL 2996); 5,744,161 ( 28 APR 1998); 5,783,603 ( 21 JUL 1998);
5,804,596 (08 Sep 1998); 5,861,415 (19 JAN 1999); and 5,972,382 (26 OCT 1999).
He also has European/World Patents published, and Patents pending on Tetrahydrocurcinoids, Boswellin?, Berberine, and Citrin? K.

         F. H. Boehm, III Ph. D. Dr. Boehm has over 20 years of experience in managing marketing studies and product introduction in the pharmaceutical, OTC and nutraceuticals fields.

         Jasbir Dhanjal, MSc. Mr. Dhanjal is the Vice President of Operations of K C Pharmaceuticals, California - USA. He has over 30 years of progressive management responsibilities within the pharmaceutical industry, including Director of Operations for Herbert Labs, a division of SmithKline Beecham. Mr. Dhanjal has also provided technical assistance for health care projects in Argentina, Brazil, Canada, China, Colombia, Indonesia, Ireland, Mexico, New Zealand, Puerto Rico and Thailand. He holds degrees in Biology and Chemistry.

         Charles F. Lustick, R. Ph. Mr. Lustick has over 20 years of practicing pharmacy and is a well respected professional in this field. He has intimate contact with patients and coordinates the development of new products. Through his practice he gained significant experience on how natural products actual work on patients.

         Humberto Zardo, B.S. Ind. Pharm., MSc. Mr. Zardo is an independent consultant in International Pharmaceutical Development to private and public organizations within the health care business. His previous jobs in the industry include Technical Director for the Program for Appropriate Technology in Heath, Seattle, WA - USA and Director of Operations for Allergan (Brazil and International). Mr. Zardo has contributed to the success of more than 25 health care organizations in over 20 different countries. He holds a degree and Industrial Pharmacy and post-graduation (Masters) in Biotechnology.

         The current owners and the Board of Advisors will continue in their capacities with Dermagen.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         Exhibit
         Number            Description
         -------           -----------

         10.1 Offer to Purchase Business and Stock of Dermagen, Inc. dated July 22, 2005

         31.1              Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         31.2              Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         32.1              Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         32.2              Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended June 30, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMEXDRUG CORPORATION


Date: August 9, 2005                    By: /s/ Jack Amin
                                           ---------------------------
                                           Jack Amin
                                           Director, President,
                                           Chief Executive Officer,
                                           Chief Financial Officer and
                                           Chief Accounting Officer