Form 10QSB
period 2005-09-30
AMEXDRUG CORP
filed 2005-11-10
CIK 45621

--------------------------------------------------------------------------------

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to____________

                           Commission File No. 0-7473

                              Amexdrug Corporation
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           NEVADA                                       95-2251025
   --------------------------------             -------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 2005, there were 8,473,866 shares of the issuer's common stock issued and outstanding.

                              AMEXDRUG CORPORATION
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
Item 1. Financial Statements (Unaudited).....................................3

        Condensed Consolidated Balance Sheets -- As of
         September 30, 2005 and December 31, 2004 (Unaudited)................4

        Condensed Consolidated Statements of Operations
         for the Three and Nine Months Ended
         September 30, 2005 and 2004 (Unaudited).............................5

        Condensed Consolidated Statements of Cash Flows for
         the Nine Months Ended September 30, 2005
         and 2004 (Unaudited)................................................6

        Notes to Condensed Consolidated Financial Statements
         (Unaudited).........................................................7

Item 2. Management's Discussion and Analysis or Plan of Operation............9

Item 3. Controls and Procedures.............................................12


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........13

Item 3. Defaults Upon Senior Securities.....................................13

Item 4. Submission of Matters to a Vote of Security Holders.................13

Item 5. Other Information...................................................13

Item 6. Exhibits and Reports on Form 8-K.........  .........................13

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

         The unaudited condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiary as of September 30, 2005 and December 31, 2004, the related unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005 and September 30, 2004, the related unaudited condensed consolidated statements of cash flows for the nine month periods ended September 30, 2005 and September 30, 2004 and the notes to the unaudited condensed consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug's annual report on Form 10-KSB for the year ended December 31, 2004.

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

         Operating results for the quarter ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

                      AMEXDRUG CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                     September 30,  December 31,
                                                         2005           2004
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                  $ 251,056      $   4,693
Investments in securities available for sale              1,600             --
Accounts receivable, net of allowance for
 doubtful accounts of $19,500 and
 $39,494, respectively                                  202,996        297,310
Prepaid expenses                                          3,686             --
Inventory                                                64,730         73,493
--------------------------------------------------------------------------------
Total Current Assets                                    524,068        375,496
-------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                           133,641        133,641
Leasehold improvements                                   15,700         15,700
--------------------------------------------------------------------------------
 Total Property and Equipment                           149,341        149,341
Less:  Accumulated depreciation                        (121,293)      (105,834)
--------------------------------------------------------------------------------
 Net Property and Equipment                              28,048         43,507
Deposits                                                 15,408          1,100
--------------------------------------------------------------------------------

Total Assets                                          $ 567,524      $ 420,103
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable                                      $ 419,130      $ 427,487
Payables - related parties                               13,140         29,674
Accrued liabilities                                       1,441          4,252
Accrued income taxes                                     33,687            800
Current portion of capital lease obligations              9,385         10,747
--------------------------------------------------------------------------------
 Total Current Liabilities                              476,783        472,960
--------------------------------------------------------------------------------

Long-Term Liabilities
Deferred income taxes                                     5,583             --
Capital lease obligations, net of current portion        20,692         27,495
--------------------------------------------------------------------------------
 Total Long-Term Liabilities                             26,275         27,495
--------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock - $0.001 par value; 50,000,000
 shares authorized; 8,473,866 and 8,052,783
 shares issued and outstanding, respectively              8,474          8,053
Additional paid-in capital                               83,342          7,969
Accumulated deficit                                     (27,350)       (96,374)
--------------------------------------------------------------------------------
 Total Stockholders' Equity (Deficit)                    64,466        (80,352)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)  $ 567,524      $ 420,103
================================================================================

      See accompanying notes to condensed consolidated financial statements

                              AMEXDRUG CORPORATION AND SUBSIDIARY
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                          For the Three Months        For the Nine Months
                                          Ended September 30,         Ended September 30,
                                       -------------------------   --------------------------
                                           2005          2004         2005          2004
---------------------------------------------------------------------------------------------
Sales                                  $ 1,552,772   $ 1,178,454   $ 3,698,090   $ 5,414,543
Cost of Goods Sold                       1,443,225     1,182,951     3,423,682     5,121,557
---------------------------------------------------------------------------------------------

Gross Profit (Loss)                        109,547        (4,497)      274,408       292,986

Operating Expenses
Selling, general and
 administrative expense                    (72,723)      (42,831)     (180,400)     (206,661)
Interest expense                              (521)         (770)       (2,300)       (2,952)
Interest and other income                      583            --           648            --
---------------------------------------------------------------------------------------------

Income (Loss) From Operations               36,886       (48,098)       92,356        83,373

Gain on Sale of Property                        --       165,000            --       165,000

Gain (Expense) on Settlement                    --         5,426        17,234      (134,574)
---------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes           36,886       122,328       109,590       113,799

Provision for Income Taxes                 (15,985)      (45,416)      (40,566)      (44,412)
---------------------------------------------------------------------------------------------

Net Income (Loss)                      $    20,901   $    76,912   $    69,024   $    69,387
=============================================================================================

Basic Income (Loss) Per Common Share   $        --   $      0.01   $      0.01   $      0.01
=============================================================================================

Basic Weighted-Average Common
 Shares Outstanding                      8,473,866     8,052,783     8,359,726     8,052,783
=============================================================================================

             See accompanying notes to condensed consolidated financial statements


                       AMEXDRUG CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Nine Months
                                                           Ended September 30,
                                                         -----------------------
                                                            2005         2004
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income (loss)                                        $  69,024    $  69,387
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation                                              15,459       17,229
  Gain on sale of property                                      --     (165,000)
  Recovery of bad debt                                     (19,994)          --
  Expense from (gain on) settlement                        (17,234)     134,574
  Deferred income taxes                                      5,583        6,138
  Changes in operating assets and liabilities:
   Accounts receivable                                     114,308      124,996
   Prepaid expenses                                         (3,686)          --
   Inventory                                                 8,763       61,036
   Accounts payable and accrued liabilities                 53,953     (170,896)
--------------------------------------------------------------------------------

  Net Cash Provided by Operating Activities                226,176       77,464
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Payment of security deposits                               (11,808)          --
Payment of deposit to purchase subsidiary                   (2,500)          --
Purchase of investments                                     (1,600)          --
--------------------------------------------------------------------------------

Net Cash Used in Investing Activities                      (15,908)          --
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payment of checks written in excess of cash in bank             --      (41,024)
Payment for lawsuit settlement                             (15,000)          --
Proceeds from borrowings from related party                 59,260           --
Principal payments on capital lease obligations             (8,165)     (18,342)
--------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities         36,095      (59,366)
--------------------------------------------------------------------------------

Net Increase in Cash                                       246,363       18,098

Cash at Beginning of Period                                  4,693        1,185
--------------------------------------------------------------------------------

Cash at End of Period                                    $ 251,056    $  19,283
================================================================================

Supplemental Cash Flow Information:
Cash paid for interest                                   $   2,300    $   2,952
--------------------------------------------------------------------------------
Conversion of notes payable to common stock              $  75,794    $      --
--------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                       AMEXDRUG CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

NOTE 1 - Organization and Nature of Operations

Condensed Financial Statements -- The accompanying condensed financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2004. The financial position and results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

Concentrations -- During the nine months ended September 30, 2005, purchases from four vendors accounted for 46%, 18%, 12%, and 10% of total purchases. As of September 30, 2005, accounts payable to these vendors accounted for 76%, 0%, 0%, and 0% of the total accounts payable, respectively.

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

                      AMEXDRUG CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS


NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company purchased inventory totaling $34,304 from Amrx Corporation, a corporation owned by the president of the Company. As of September 30, 2005 and 2004, accounts payable to Amrx totaled $13,140 and $0, respectively.

In December 2004, the Company borrowed $16,534 from the wife of the president of the Company. In January 2005, the Company borrowed an additional $59,260 from this person. On March 15, 2005, the loans were converted into 421,083 shares of common stock at the market price of $0.18 per share.

NOTE 3 - SETTLEMENT OF CONTINGENT LIABILITIES

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

On October 9, 2004 a vendor filed suit to collect on an account in the amount of $32,234. The Company reached a settlement whereby it paid $5,000 for a full and broad release of all claims. A gain of $27,234 was recognized during 2005 upon payment of the $5,000.

NOTE 4 - SUBSEQUENT EVENTS

On July 22, 2005, Amexdrug's wholly-owned subsidiary, Allied Med, Inc., (Allied) entered into an agreement to acquire all of the shares of stock of Dermagen, Inc., a California corporation ("Dermagen") for $120,000 cash. Related escrow instructions were signed by both parties on August 5, 2005. On September 20, 2005, the parities agreed to reduce the purchase price to $70,000 cash.

Allied  completed  its  purchase of  Dermagen  on October 7, 2005 with  Amexdrug paying $70,000 in cash to the Dermagen shareholders. Amexdrug borrowed approximately $40,000 from Nora Amin, wife of Amexdrug's CEO, which was used to complete the acquisition.

Dermagen has a US-FDA registered and state FDA approved facility licensed to manufacture certain pharmaceutical products and medical devices.

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

         On November 28, 2004, Amexdrug formed a new subsidiary, Biorx Pharmaceuticals, Inc. as a Nevada corporation. Biorx Pharmaceuticals, Inc. was formed for the purpose of repacking and selling generic and branded pharmaceuticals.

         The accompanying financial information includes the operations of Allied Med, Inc. for all periods presented and the operations of Amexdrug Corporation from April 25, 2000.

         Results of Operations
         ---------------------

         For the three months ended September 30, 2005, Amexdrug reported sales of $1,552,772, comprised entirely of income from the Allied Med, Inc.'s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This is $374,318 more than the $1,178,454 of sales reported for the three months ended September 30, 2004. For the nine months ended September 30, 2005, sales reported by Amexdrug were $3,698,090, which is $1,716,453 less than the $5,414,543 of sales reported for the nine months ended September 30, 2004. During the three month period ended September 30, 2005, Amexdrug experienced an increase in total sales due to management's ability to focus on making sales following the settlement of litigation matters. During the nine month period ended September 30, 2005, Amexdrug experienced a decline in total sales due to increased competition and Amexdrug's search for better discount products to sell. Cost of goods sold for the three months ended September 30, 2005 was $1,443,225, an increase of $260,274 over the $1,182,951 cost of goods sold for the three months ended September 30, 2004. Cost of goods sold for the nine months ended September 30, 2005 was $3,423,682, a decrease of $1,697,875 over the $5,121,557 cost of goods sold for the nine months ended September 30, 2004. During the three months ended September 30, 2005 gross profit increased to $109,547, or 7.1% of sales, from ($4,497), or (0.4%) of sales, recorded for the three months ended September 30, 2004. For the nine months ended September 30, 2005 gross profit decreased by $18,578 to $274,408, or 7.4% of sales, from the $292,986, or 5.4% of sales, recorded for the nine months ended September 30, 2004. Amexdrug attributes its improvement in gross profit for the three months ended September 30, 2005 primarily to the sale of inventory at fairly normal profit margins during the later period compared to a significant amount of inventory sold at or below cost in the earlier three months ended September 30, 2004.

         Selling, general and administrative expense was $72,723 for the three months ended September 30, 2005, an increase of $29,892 from the $42,831 recorded for the three months ended September 30, 2004. For the nine months ended September 30, 2005, Amexdrug reported selling, general and administrative expense as $180,400, a decrease of $26,261 from the $206,661 reported for the nine months ended September 30, 2004. The changes in selling, general and administrative expenses are attributable to changes in expenses related to the changes in sales and the changes in the Company's operations. In addition, in late May 2005 the Company began distributing products from Los Angeles, California, instead of Portland, Oregon. This has resulted in some cost savings to the Company due to lower shipping costs.

         During the nine months ended September 30, 2004, Amexdrug recorded a nonrecurring gain on sale of property of $165,000 in connection with Allied Med, Inc.'s transfer of ownership of eight parcels of undeveloped real estate to settle a lawsuit. No similar expenses were incurred during the nine month period ended September 30, 2005.

         During the nine months ended September 30, 2005, Amexdrug recorded a nonrecurring gain from litigation settlement of $17,234. This included a settlement expense of $10,000 incurred during the second quarter of 2005 and a gain of $27,234 achieved in a separate lawsuit in the first quarter of 2005. In that lawsuit, the parties reached a settlement under which Allied Med, Inc. paid a vendor $5,000 to settle a claim of $32,234. A gain of $27,234 was recognized upon payment. During the nine months ended September 30, 2004, Amexdrug reported incurring a settlement expense of $140,000 associated with the lawsuit which was eventually settled in June 2005 for a payment of $10,000.

         During the three months ended September 30, 2005, Amexdrug experienced net income of $20,901, a decrease of $56,011 from the $76,912 recorded for the three months ended September 30, 2004. During the nine months ended September 30, 2005, Amexdrug experienced net income of $69,024, a decrease of $363 from the $69,387 reported for the nine months ended September 30, 2004. Amexdrug's change in net profits during the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004 is attributable largely to an improvement in gross profit offset by an increase in selling, general and administrative expense and a decrease in gain on sale of property.

         Liquidity and Capital Resources - September 30, 2005
         ----------------------------------------------------

         As of September 30, 2005, Amexdrug reported total current assets of $524,068, comprised mostly of cash of $251,056, accounts receivable, net of $202,996 and inventory of $64,730. Total assets as of September 30, 2005 were $567,524, which included total current assets, plus net property and equipment of $28,048 and deposits of $15,408.

         Amexdrug's liabilities as of September 30, 2005 consist of accounts payable of $419,130 payables to related parties of $13,140, accrued liabilities of $1,441, accrued income taxes of $33,687, current portion of capital lease obligations of $9,385, and total long-term liabilities of $26,275.

         During the nine months ended September 30, 2005, Amexdrug's operating activities provided net cash of $226,176 compared to $77,464 in the nine months ended September 30, 2004. The primary adjustments to reconcile net income to net cash provided by operating activities during 2005 were as follows: a decrease in accounts receivable of $114,308, a decrease in inventory of $8,763, an increase in accounts payable and accrued liabilities of $53,953, depreciation expense of $15,459, a gain on settlement of $17,234, an increase in prepaid expenses of $3,686 and deferred income taxes of $5,583. Cash increased during the nine months ended September 30, 2005 by $246,363 compared to an increase during the nine months ended September 30, 2004 of $18,098. Cash from operating activities in the nine months ended September 30, 2005 increased primarily due to a decrease in accounts receivable and an increase in accounts payable and accrued liabilities. Amexdrug had $251,056 of cash at September 30, 2005. Management does not anticipate that Amexdrug will need to obtain additional financing during the next twelve months.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        No unregistered securities were issued by Amexdrug during the three month period ended September 30, 2005. For information concerning unregistered securities issued by Amexdrug in the three months ended March 31, 2005, see Amexdrug's quarterly report on Form 10-QSB for the three months ended March 31, 2005.

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

      31.1             Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

      31.2             Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

      32.1             Certification of Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

      32.2             Certification of Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by Amexdrug during the three months ended September 30, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMEXDRUG CORPORATION


Date: November 7, 2005                  By: /s/ Jack Amin
                                           ------------------------------------
                                           Jack Amin
                                           Director, President, Chief Executive
                                           Officer, Chief Financial Officer and
                                           Chief Accounting Officer