Form 10KSB
period 2005-12-31
AMEXDRUG CORP
filed 2006-04-17
CIK 45621

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended      December 31, 2005
                               -----------------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    -----------------

     Commission File number       0-7473
                            ------------------


                              AMEXDRUG CORPORATION
           -----------------------------------------------------------
          (Exact name of small business issuer as specified in charter)


                Nevada                                  95-2251025
     ------------------------------              -------------------------
     State or other jurisdiction of              (I.R.S. Employer I.D. No.)
     incorporation or organization

     8909 West Olympic Blvd., Suite 208, Beverly Hills, CA        90211
     -----------------------------------------------------      ----------
          (Address of principal executive offices)              (Zip Code)

     Issuer's telephone number,     (310) 855-0475
                                ----------------------

     Securities registered under Section 12(b) of the Exchange Act:

     Title of each class            Name of each exchange on which registered
            None                                       None
     -------------------            -----------------------------------------

     Securities registered under Section 12(g) of the Act:

                         Common stock, par value $0.001
                         ------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State issuer's revenues for its most recent fiscal year: $4,950,960

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

At April 13, 2006, the aggregate market value of the voting stock held by non-affiliates was $1,473,675 based upon 718,866 shares held by non-affiliates, and the average of the bid price ($1.80 per share) and the asked price ($2.30 per share) of $2.05 per share.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 13, 2006, the registrant had 8,473,866 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or other information statement; and (3) any prospectus filed pursuant to rule 424 (b) or
(c) under the Securities Act of 1933: None

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----
PART I

ITEM 1.    DESCRIPTION OF BUSINESS........................................    4

ITEM 2.    DESCRIPTION OF PROPERTIES......................................   14

ITEM 3.    LEGAL PROCEEDINGS..............................................   15

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..............   15


PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......   15

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......   16

ITEM 7.    FINANCIAL STATEMENTS...........................................   19

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.......................................   34

ITEM 8A.   CONTROLS AND PROCEDURES........................................   34

ITEM 8B.   OTHER INFORMATION..............................................   35


PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE
           ACT............................................................   35

ITEM 10.   EXECUTIVE COMPENSATION.........................................   37

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................   38

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   39

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...............................   40

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................   41

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

--------------------------------------------------------------------------------

                         ITEM 1. DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------

General

Amexdrug Corporation, a Nevada corporation, is a holding company. Through its subsidiaries, Allied Med, Inc. and Dermagen, Inc., it is primarily a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements. Dermagen, Inc. also manufactures products which it sells. Amexdrug Corporation distributes its products through Allied Med, Inc. and Dermagen, Inc. primarily to independent pharmacies in the western and southeastern regions of the United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers. Over the next several months, Amexdrug Corporation anticipates expanding its market area to include other regions in the continental United States.

References in this report to "we," "our," "us," the "Company" and "Amexdrug" refer to Amexdrug Corporation and also to our subsidiary, Allied Med, Inc. where appropriate.

Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,473,866 are issued and outstanding.

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

Allied Med, Inc., was formed in October 1997 and is engaged in the pharmaceutical wholesale business of selling brand and generic pharmaceutical products, over-the-counter drug and non-drug products and health and beauty products to independent and chain pharmacies, alternative care facilities and other wholesalers.

As discussed herein, Amexdrug has assumed the operations of Allied, and Amexdrug intends to build on the wholesale pharmaceutical operations of Allied.

                                 Dermagen, Inc.
                                 --------------

Amexdrug completed its purchase of Dermagen, Inc. on October 7, 2005 with Amexdrug paying $70,000 cash to the Dermagen, Inc. shareholders. Amexdrug borrowed approximately $40,000 from Nora Amin, the wife of Amexdrug's CEO, which was used to complete the acquisition. Dermagen, Inc. is now an operating subsidiary of Amexdrug. The acquisition of Dermagen, Inc. is not considered to be an acquisition of a significant amount of assets which would require audited financial statements of Dermagen, Inc.

Dermagen, Inc. is a rapidly growing manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals, medical devices, health and beauty products. Dermagen, Inc. has a U.S.-FDA registered and state FDA approved manufacturing facility licensed to develop high margin skin and novel health and beauty products for niche markets. Our competitive advantage is in our superior product research and development for large leading domestic and international companies.

Industry trends

                      Pharmaceutical and healthcare markets

According to IMS Health, a company specializing in information services for the pharmaceutical and health care industries, the United States is the world's largest pharmaceutical market, with 2000 sales of $150 billion, including diagnostics and over-the-counter drugs. That figure is expected to rise to $263 billion in 2005, a projected compound annual growth rate of 11.8%. This continued growth rate of the sales of pharmaceutical products was attributed to a number of factors including:

          * the value added by the introduction of new drugs into the marketplace, which more than offsets the value lost by medications losing patent protection;
          * new patterns of drug lifestyle management, resulting in higher sales occurring earlier in the life cycle of a medication;
          * increased money spent on direct-to-consumer marketing initiatives; and
          * an unprecedented period of investment by pharmaceutical companies worldwide.

Amexdrug believes that, currently, the pharmaceutical and health care product markets are serviced primarily by traditional full-line wholesalers.

                                    Internet

The Internet has emerged as the fastest growing communications medium in history and is dramatically changing how businesses and individuals communicate and share information. The Internet has created new opportunities for conducting commerce, such as business-to-consumer and person-to-person e-commerce. Recently, the widespread adoption of intranets and the acceptance of the Internet as a business communications platform has created a foundation for business-to-business e-commerce that offers the potential for organizations to streamline complex processes, lower costs and increase productivity. Internet-based business-to-business e-commerce has experienced significant growth. According to Gartner Group, worldwide business-to-business Internet revenue was $433.3 billion in 2000. By 2005, worldwide business-to-business Internet commerce was expected to be more than $8.5 trillion, and the North American region was expected to total $3.6 trillion, approximately 42% of the overall market. Amexdrug hopes, although it cannot guarantee, that it will benefit from this growth.

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

To accomplish this objective, Amexdrug plans to:

          * market its name, products and services to create brand recognition and generate and capture traffic on its websites;
          * provide quality products at competitive prices and efficient service;
          * develop strategic relationships that increase Amexdrug's product offerings; and
          *    attract and retain exceptional employees.

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

                              Promotion of website

As revenue allows, the Company will promote, advertise and increase recognition of its website through a variety of marketing and promotional techniques, including:

          * developing co-marketing agreements with major online sites and services;
          *    enhancing online content and ease of use of its website;
          *    enhancing customer service and technical support;
          *    advertising in trade journals and at industry trade shows;
          *    conducting an ongoing public relations campaign; and
          *    developing other business alliances and partnerships.

Distribution

The Company distributes its Allied Med products from its facility in Beverly Hills, California. Dermagen, Inc. manufactures and distributes its products from Fullerton, California. The Company fills orders with a combination of existing inventory and products it orders from suppliers. Currently, customers are receiving their products within 24 to 48 hours of order placement. As funds allow, the Company will increase its in-house inventory of products to allow for shorter delivery times.

Purchasing and Manufacturing

Allied Med, Inc. purchases its products primarily from manufacturers and secondarily from other wholesalers and distributors. Allied Med's purchasing department constantly monitors the market to take advantage of periodic volume discounts, market discounts and pricing changes. Dermagen, Inc. purchases its raw materials from suppliers, and manufactures its products in Fullerton, California for its customers.

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

Competition

Amexdrug faces strong competition both in price and service from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains and from manufacturers engaged in direct distribution. Many of our current and potential competitors have longer operating histories and much larger customer bases than we have. In addition, many of our competitors have greater brand recognition and significantly greater financial, marketing and other resources. To compete successfully, we have had to constantly monitor our competitive situation and develop strategies to allow us to compete with other companies who are able to:

          *    secure merchandise from vendors on more favorable terms;
          *    devote greater resources to marketing and promotional campaigns;
               and
          *    adopt more aggressive pricing or inventory availability policies.

In addition, many of our competitors have developed or may be able to develop e-commerce operations that compete with our e-commerce operations, and may be able to devote substantially more resources to website development and systems development than we do. The online commerce market is new, rapidly evolving and intensely competitive. The Company expects competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new websites at relatively low cost. The Company believes that the critical success factors for companies seeking to create Internet business-to-business e-commerce solutions include the following:

          *    breadth and depth of product offerings;
          *    brand recognition;
          *    depth of existing customer base; and
          *    ease of use and convenience.

Unlike other well-publicized product categories such as online book or compact disc retailing, there is no current market leader in its online business-to-business market segment. The Company's immediate goal is to position itself as a leading business-to-business e-commerce and online trade exchange provider for pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. To that end, we believe that our early entry into the online market may enable us to establish critical competitive advantages over future competitors. We believe that such competitive advantages include:

          *    the establishment of a recognizable brand;
          *    the development of online marketing and media relationships;
          * the development of important relationships with manufacturers, distributors, wholesalers and content providers; and
          *    exposure to an existing customer base.

However, competitive pressures created by any one of its current or future competitors, or by its competitors collectively, could materially affect the Company's business. We believe that the principal competitive factors in its market are and will be:

          *    brand recognition           *    selection
          *    speed and accessibility     *    customer service
          *    quality of site content     *    reliability and speed of
                                                fulfillment
          *    convenience                 *    price

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

Furthermore, Amexdrug and/or its customers are subject to extensive licensing requirements and comprehensive regulation governing various aspects of the healthcare delivery system, including the so called "fraud and abuse" laws. The fraud and abuse laws preclude:

          * persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare or Medicaid, and
          * physicians from making referrals to certain entities with which they have a financial relationship.

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

                               Internet regulation
                               -------------------

Few laws currently regulate the Internet. Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may cover issues such as:

          *    user privacy                *    distribution
          *    pricing                     *    taxation
          *    content                     *    characteristics and quality of
                                                products
          *    copyrights                  *    services

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

Dependence on major suppliers

During the year ended December 31, 2005, purchases from one supplier accounted for 46% of total purchases. Accounts payable to this supplier accounted for 82% of the accounts payable balance as of December 31, 2005. During the year ended December 31, 2004, purchases from three suppliers accounted for 41%, 25% and 11% of our total purchases, respectively. We presently enjoy a good relationship with our suppliers. If for any reason our business with our suppliers was interrupted or discontinued in the future, we would be able to acquire most, if not all, of the same products from other suppliers at similar competitive prices. However, the loss of our largest supplier could have a potential negative effect upon our future operations.

Dependence on major customers

None of our customers accounted for 10% or more of our sales during the years ended December 31, 2005 or 2004.

Employees

The Company currently employs three full time and three part time employees. Labor unions do not represent any of these employees. The Company considers its employee relations to be good. Competition for qualified personnel in its industry is intense, particularly for technical staff responsible for marketing, advertising, web development, and general and administrative activities.

Employees will be permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible.

Physical facilities

During 2005, the Company's principal business operations were housed in 800 square feet of office space and 1,200 square feet of warehouse space in Portland, Oregon. This lease recently expired, and the Company's Allied Med operations were relocated to Beverly Hills, California.

The Company's Dermagen, Inc. operations are currently located at 2500 East. Fender Avenue, Building IJK, in approximately 6,000 square feet. The monthly lease payment is approximately $3,750, and the lease expires in September 2006. The Company intends to renew the lease for an additional year. The Company believes this space will be sufficient for at least the next twelve months.

The Company's principal executive offices and its Allied Med, Inc. operations are located in Beverly Hills, California. The Company leases approximately 800 square feet of office space for approximately $1,061 per month. This space is leased on a month to month basis. The Company believes this space will be sufficient for at least the next twelve months.

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

Amexdrug completed its purchase of Dermagen, Inc. on October 7, 2005 with Amexdrug paying $70,000 cash to the Dermagen, Inc. shareholders. Dermagen, Inc. is now an operating subsidiary of Amexdrug.

Dermagen, Inc. is a rapidly growing manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals, medical devices, health and beauty products. Dermagen has a U.S.-FDA registered and state FDA approved manufacturing facility licensed to develop high margin skin and novel health and beauty products for niche markets. Our competitive advantage is in our superior product research and development for large leading domestic and international companies.

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



--------------------------------------------------------------------------------

                        ITEM 2. DESCRIPTION OF PROPERTIES

--------------------------------------------------------------------------------

Operating facilities

During 2005, Amexdrug's operating facilities were located at 2519 North Hayden Island Drive, Portland, Oregon 97217 where Amexdrug leased approximately 2,000 square feet of building space for its operating facilities, which included four offices in approximately 800 square feet and a warehouse that occupied the remaining 1,200 square feet. This lease recently terminated, and the Company's operations were relocated.

The Company's Dermagen, Inc. operations are currently located at 2500 East Fender Avenue, Building IJK, in approximately 6,000 square feet. The monthly lease payment is approximately $3,750, and the lease expires in September 2006.

The Company intends to renew the lease for an additional year. The Company believes this space will be sufficient for at least the next twelve months. The lease is with an unrelated third party.


Executive offices and Allied Med Operations

Amexdrug's executive offices and its Allied Med operations are presently located at 8909 W. Olympic Boulevard, Suite 208, Beverly Hills, California 90211, and consist of three offices and a reception area comprising approximately 800 square feet. Amexdrug leases its executive facilities on a month to month basis under an oral lease agreement from an unrelated third party. The monthly lease payment under this lease is approximately $1,061. The Company intends to renew the lease for an additional year. The Company believes this space will be sufficient for at least the next twelve months.


--------------------------------------------------------------------------------

                            ITEM 3. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

Amexdrug is not presently a party to any material pending legal proceedings. To the best of Amexdrug's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against Amexdrug.


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

Quarter ended                 High bid          Low bid
-------------                 --------          -------
March 31, 2004                 $2.00             $2.00
June 30, 2004                  $2.00             $0.32
September 30, 2004             $0.32             $0.13
December 31, 2004              $0.15             $0.12
March 31, 2005                 $____             $____
June 30, 2005                  $____             $____
September 30, 2005             $____             $____
December 31, 2005              $____             $____

Holders

The number of record holders of Amexdrug's common stock as of April 13, 2006 is approximately 200.

Dividends

Amexdrug has not declared any cash dividends with respect to its common stock during the last two fiscal years, and we do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, Amexdrug's ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

Recent sales of unregistered securities

During the past three years, Amexdrug has not sold any shares of its common stock without registration under the Securities Act of 1933, except for the following:

On March 15, 2005, the wife of Amexdrug's President converted approximately $75,000 in loans that she had made to Amexdrug or its subsidiaries to 421,083 shares of Amexdrug common stock at the then current market price of approximately $0.18 per share. The shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 for a transaction not involving any public offering. The certificate representing the shares was given a restricted legend.


--------------------------------------------------------------------------------

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------

Overview

Amexdrug Corporation is located at 8909 West Olympic Boulevard, Suite 208, Beverly Hills, California 90211. Its phone number is (310) 855-0475. Its fax number is (310) 855-0477. Its website is www.amexdrug.com. Shares of Amexdrug common stock are traded on the OTC Bulletin Board under the symbol AXRX.OB. The President of Amexdrug has had experience working in the pharmaceutical industry for the past 20 years.

Through its wholly-owned subsidiary, Allied Med, Inc., formed in October 1997, Amexdrug is engaged in the pharmaceutical wholesale business of selling brand and generic pharmaceutical products, over-the-counter drug and non-drug products and health and beauty products to independent and chain pharmacies, alternative care facilities and other wholesalers in approximately 7 or 8 states. Amexdrug is attempting to expand its business, and it would like to eventually sell and distribute products in all 50 states.

Through its wholly-owned subsidiary, Dermagen, Inc., Amexdrug is a rapidly growing manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals, medical devices and health and beauty products. Dermagen, Inc. has a U.S.-FDA registered and state FDA approved manufacturing facility licensed to develop high margin skin and novel health and beauty products for niche markets. Our competitive advantage is in our superior product research and development for large leading domestic and international companies.

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

Amexdrug has assumed the operations of Allied, and Amexdrug intends to build on the pharmaceutical wholesale operations of Allied.

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

Amexdrug completed its purchase of Dermagen, Inc. on October 7, 2005 with Amexdrug paying $70,000 cash to the Dermagen, Inc. shareholders. Amexdrug borrowed approximately $40,000 from Nora Amin, the wife of Amexdrug's CEO, which was used to complete the acquisition. Dermagen, Inc. is now an operating subsidiary of Amexdrug.

The accompanying financial information includes the operations of Allied Med, Inc. and the operations of Amexdrug Corporation for all periods presented.

Results of operations

For the year ended December 31, 2005, Amexdrug reported sales of $4,950,960, comprised entirely of income from Allied Med, Inc.'s and Dermagen Inc.'s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) health and beauty products. This was $1,579,525 less than the $6,530,485 of sales reported for the year ended December 31, 2004. The decline in sales is due to increased competition and Amexdrug's search for better discount products to sell. Cost of goods sold for the year ended December 31, 2005 was $4,612,908, a decrease of $1,621,900 from the $6,234,808 cost of goods sold for the year ended December 31, 2004. During the year ended December 31, 2005 gross profit increased by $42,375 to $338,052 or 6.8% of sales from the $295,677 or 4.5% of sales recorded for the year ended December 31, 2004. The Company believes its gross profit margin will increase in 2006 due to the higher profit margin products manufactured and sold by Dermagen, Inc.

Selling, general and administrative expense was $350,048 for the year ended December 31, 2005, an increase of $36,044 from the $314,004 recorded for the year ended December 31, 2004. This increase in selling, general and administrative expense is attributable to increased employee expense and lease obligations assumed by the Company due to its acquisition of Dermagen, Inc.

During the year ended December 31, 2005, Amexdrug recorded a gain on a litigation settlement of $28,428. During the year ended December 31, 2004, Amexdrug recorded a loss on a litigation settlement of $134,574 in connection with Allied Med, Inc.'s settlement of a lawsuit which included the transfer of eight parcels of undeveloped real estate from Allied Med, Inc. to the other party.

During the year ended December 31, 2005, Amexdrug experienced net income of $14,163. This was $3,713 more than the $10,450 net income recorded for the year ended December 31, 2004. Although Amexdrug's net income increased during the year ended December 31, 2005 by $3,713, this included a non-recurring gain on a litigation settlement of $28,428.

Liquidity and capital resources - December 31, 2005

As of December 31, 2005, Amexdrug reported total current assets of $362,777, comprised primarily of cash and cash equivalents of $177,408, accounts receivable of $95,890 and inventory of $77,931. Total assets as of December 31, 2005 were $461,704, which included total current assets of $362,777, plus net property and equipment of $52,267, lease deposits of $12,158, customer base of $16,737 and goodwill of $17,765.

Amexdrug's liabilities as of December 31, 2005 consist of accounts payable of $339,895, payables to a related party of $53,140, accrued liabilities of $7,461, current portion of capital lease obligations of $8,190, accrued taxes of $1,263 and total long-term liabilities of $42,150.

During the year ended December 31, 2005, Amexdrug had $165,229 cash provided by operating activities compared to $49,377 cash provided in the year ended December 31, 2004. The primary adjustments to reconcile net income to net cash provided by operating activities during 2005 were as follows: a decrease in accounts receivable of $201,420, a decrease in accounts payable of 59,164, a gain on litigation settlement of $28,428, a decrease in inventory of $15,962, and a depreciation expense of $22,581. Cash increased during the year ended December 31, 2005 by $172,715 compared to an increase during 2004 of $3,508. Amexdrug had a cash balance of $177,408 at December 31, 2005. Operations have primarily been funded through cash generated from operations. Increases in loans from related parties have also provided some additional cash for operations. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

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

--------------------------------------------------------------------------------

                          ITEM 7. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Amexdrug's consolidated audited balance sheets as of December 31, 2005 and 2004, and Amexdrug's consolidated audited statements of operations, stockholders' equity (deficit), and cash flows for the fiscal years ended December 31, 2005 and 2004 are included hereafter.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

 Report of Independent Registered Public Accounting Firm..................... 21

 Consolidated Balance Sheets -- December 31, 2005 and 2004................... 22

 Consolidated Statements of Operations for the Years Ended December 31,
   2005 and 2004............................................................. 23

 Consolidated Statements of Stockholders' Equity (Deficit) for the Years
    Ended December 31, 2005 and 2004......................................... 24

 Consolidated Statements of Cash Flows for the Years Ended December 31,
    2005 and 2004............................................................ 25

 Notes to Consolidated Financial Statements.................................. 26

  HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
  5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
    Phone: (801) 532-2200
     Fax: (801) 532-7944
       www.hbmcpas.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Amexdrug Corporation
Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Amexdrug Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amexdrug Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



                                               HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 7, 2006

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            2005         2004
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                                $ 177,408    $   4,693
Accounts receivable, net of allowance for
 doubtful accounts of $19,500 and $39,494,
 respectively                                               95,890      297,310
Inventory                                                   77,931       73,493
Prepaid expenses                                             3,780            -
Deferred tax asset                                           7,768            -
--------------------------------------------------------------------------------
  Total Current Assets                                     362,777      375,496
--------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                              164,982      133,641
Leasehold improvements                                      15,700       15,700
--------------------------------------------------------------------------------
  Total Property and Equipment                             180,682      149,341
Less:  Accumulated depreciation                           (128,415)    (105,834)
--------------------------------------------------------------------------------
  Net Property and Equipment                                52,267       43,507
Lease Deposits                                              12,158        1,100
Customer Base, Net of Accumulated
 Amortization of $1,522                                     16,737            -
Goodwill                                                    17,765            -
--------------------------------------------------------------------------------

Total Assets                                             $ 461,704    $ 420,103
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable                                         $ 339,895    $ 427,487
Notes payable to related parties                            53,140       29,674
Accrued liabilities                                          7,461        4,252
Accrued income taxes                                         1,263          800
Current portion of capital lease obligations                 8,190       10,747
--------------------------------------------------------------------------------
  Total Current Liabilities                                409,949      472,960
--------------------------------------------------------------------------------

Long-term Liabilities
--------------------------------------------------------------------------------
Deferred income taxes                                       22,814            -
Capital lease obligations, net of current
 portion                                                    19,336       27,495
--------------------------------------------------------------------------------
Total Long-Term Liabilities                                 42,150       27,495
--------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common stock - $0.001 par value, 50,000,000
 shares authorized, 8,473,866 and 8,052,783
 shares issued and outstanding                               8,474        8,053
Additional paid-in capital                                  83,342        7,969
Accumulated deficit                                        (82,211)     (96,374)
--------------------------------------------------------------------------------
  Total Stockholders' Equity (Deficit)                       9,605      (80,352)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)     $ 461,704    $ 420,103
================================================================================

   The accompanying notes are an integral part of these financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,                         2005          2004
--------------------------------------------------------------------------------

Sales                                                $ 4,950,960    $ 6,530,485
Cost of Goods Sold                                     4,612,908      6,234,808
--------------------------------------------------------------------------------

Gross Profit                                             338,052        295,677

Expenses
Selling, general and administrative expense             (350,048)      (314,004)
Gain (loss) on litigation settlement                      28,428       (134,574)
Interest expense                                          (4,595)        (1,949)
Interest and other income                                    870             95
--------------------------------------------------------------------------------

Income (Loss) From Operations                             12,707       (154,755)

Gain on Disposition of Property                                -        165,000
--------------------------------------------------------------------------------

Income Before Income Taxes                                12,707         10,245

Benefit from Income Taxes                                  1,456            205
--------------------------------------------------------------------------------

Net Income                                           $    14,163    $    10,450
================================================================================

Basic Income Per Common Share                        $         -    $         -
================================================================================

Basic Weighted-Average Common Shares Outstanding       8,388,496      8,052,783
================================================================================


   The accompanying notes are an integral part of these financial statements.


                           AMEXDRUG CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               Total
                                  Common Stock       Additional             Stockholders'
                               --------------------   Paid-In   Accumulated    Equity
                                Shares     Amount     Capital     Deficit     (Deficit)
------------------------------------------------------------------------------------------

Balance, December 31, 2003     8,052,783  $   8,053  $   7,969  $ (106,824)  $  (90,802)

Net income                             -          -          -      10,450       10,450
------------------------------------------------------------------------------------------

Balance, December 31, 2004     8,052,783      8,053      7,969     (96,374)     (80,352)

Conversion of notes
 payable to common stock,
 $0.18 per share                 421,083        421     75,373           -       75,794

Net income                             -          -          -      14,163       14,163
------------------------------------------------------------------------------------------

Balance, December 31, 2005     8,473,866  $   8,474  $  83,342  $  (82,211)  $    9,605
==========================================================================================




        The accompanying notes are an integral part of these financial statements.



                                            24

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                           2005          2004
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                               $  14,163    $  10,450
Adjustments to reconcile net income to net cash used
 in operating activities:
   Depreciation                                             22,581       22,971
   Amortization                                              1,522            -
   Provision for doubtful accounts                               -       18,955
   Deferred income taxes                                    (2,719)      (1,004)
   Gain on disposition of property                               -     (165,000)
   (Gain) loss on litigation settlement                    (28,428)     134,574
   Changes in operating assets and liabilities:
      Accounts receivable                                  201,420       88,959
      Inventory                                             15,962       64,455
      Prepaid expenses                                      (3,780)           -
      Accounts payable                                     (59,164)    (109,615)
      Payable - related parties for inventory                    -       (5,448)
      Accrued liabilities                                    3,209      (10,720)
      Accrued income taxes                                     463          800
--------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities         165,229       49,377
--------------------------------------------------------------------------------

Cash Flow from Investing Activities:
Purchase of stock of Dermagen, Inc.                        (70,000)           -
Increase in lease deposits                                 (11,058)           -
--------------------------------------------------------------------------------
         Net Cash Used in Investing Activities             (81,058)           -
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Proceeds from borrowings from related party                 99,260       16,534
Checks written in excess of cash in bank                         -      (41,024)
Principal payments on capital lease obligations            (10,716)     (21,379)
--------------------------------------------------------------------------------
         Net Cash Provided by (Used in)
          Financing Activities                              88,544      (45,869)
--------------------------------------------------------------------------------

Net Increase in Cash                                       172,715        3,508

Cash at Beginning of Year                                    4,693        1,185
--------------------------------------------------------------------------------

Cash at End of Year                                      $ 177,408    $   4,693
================================================================================

Supplemental Cash Flow Information:
Cash paid for interest                                   $   4,595    $   1,949
--------------------------------------------------------------------------------

Supplemental Schedule of Noncash Investing and
 Financing Activities:
Conversion of related party note payable
 to common stock                                         $  75,794    $       -
--------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Organization and Nature of Operations - Amexdrug's wholly owned subsidiaries include Allied Med, Inc. and Dermagen, Inc.

Allied Med, Inc., was formed in October 1997 and is engaged in the pharmaceutical wholesale business of selling brand and generic pharmaceuticals products, over-the-counter drug and non-drug products and health and beauty products to independent and chain pharmacies, alternative care facilities and other wholesalers.

Dermagen, Inc., is a manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals, medical devices, health and beauty products. Dermagen has a US-FDA registered and state FDA approved manufacturing facility license to develop skin and novel health and beauty products for niche markets.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Amexdrug Corporation and its wholly-owned subsidiaries, Allied Med, Inc. and Dermagen, Inc. The accompanying consolidated financial statements include the results of Dermagen Inc.'s operations from October 7, 2005 through December 31, 2005. Inter-company accounts and transactions have been eliminated in consolidation.

Business Condition - During the years ended December 31, 2005 and 2004, the Company experienced decreases in revenue of approximately 24% and 44%, or $1,579,525 and $5,175,187, respectively. At December 31, 2005 and 2004, the
Company had working capital deficiencies of $47,172 and $97,464, respectively. Management has borrowed from related parties as more fully described in Note 6. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration of Credit Risk - The Company's historical revenues and receivables have been derived solely from the pharmaceutical industry. Although the Company primarily sells products on a cash-on-delivery basis, the Company also sells products to certain customers under credit terms. The Company performs ongoing credit evaluations of its customers' financial conditions and usually requires a delayed check depository from its customers at the date products are shipped. The Company maintains an allowance for accounts receivable that may become uncollectible.

During the year ended December 31, 2004, purchases from three vendors accounted for 41%, 25%, and 11% of total purchases, respectively. Accounts payable to these vendors accounted for 23%, 27%, and 0% of the total accounts payable balance as of December 31, 2004, respectively.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

During the year ended December 31, 2005, purchases from one vendor accounted 46% of total purchases. Accounts payable to this vendor accounted for 82% of the total accounts payable balance as of December 31, 2005. The loss of this vendor could have a potential negative effect upon the Company's future operations.

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments - The carrying amounts of capital lease obligations approximate their fair values based on current interest rates available to the Company.

Accounts Receivable - An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management's judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account.

Inventory - Inventory includes purchased products for resale and raw materials and supplies necessary to manufacture pharmaceuticals, medical devices, and health and beauty products and is stated at the lower of cost (using the first-in, first-out method) or market value. Provisions, when required, are made to reduce excess and expired inventory to its estimated net realizable value. Although competitive pressures and pharmaceutical advancements expose the Company to the risk that estimates of the net realizable could change in the near term, the Company's agreements with most vendors provide for the right of return of outdated or expired inventory. The Company is exposed to other ownership related risks associated with inventory.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred.
Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are as follows:

   Office and computer equipment                  3 - 10 years
   Leasehold improvements                         2 - 5 years

Depreciation expense was $22,581 and $22,971 for the years ended December 31, 2005 and 2004, respectively. On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Intangible Assets - The estimated fair value of Dermagen's customer base was recorded as an intangible asset at the date of acquisition and is amortized over the estimated useful life of the customer base, which is three years. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted cash flows. Upon acquisition of Dermagen, Inc. the Company recorded the customer base at $18,259. Amortization of the customer base was $1,522 for the year ended December 31, 2005.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

Goodwill - Goodwill represents the excess of the purchase price of Dermagen, Inc. over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs. The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit). The fair value of a reporting unit is determined based upon a weighting of the quoted market price of the Company's common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors. Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill. The amount of impairment of goodwill is measured by the excess of the goodwill's carrying value over its fair value.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2005, based on the analysis of estimated undiscounted future net cash flows, the Company did not consider any of its long-lived assets to be impaired.

Revenue Recognition - The Company generates revenues from the manufacture and resale of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. The Company accounts for these revenues at the time of shipment to the customer. An allowance for sales returns is provided for products sold on a cash-on-delivery basis that are not accepted or paid for by the customer.

Income Taxes - The Company recognizes an asset or liability for the deferred tax consequences of operating loss carry forwards and temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

Basic Income Per Share - Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. As of December 31, 2005 and 2004, the Company did not have any potentially issuable common shares outstanding; accordingly, diluted income per share is not applicable to the Company and is not presented.

Recent Accounting Pronouncements - In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 stipulates that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges as opposed to being capitalized into inventory. SFAS No. 151 further requires that fixed production overhead be allocated to production costs on the basis of normal capacity. The Company will be required to apply this statement to inventory costs incurred after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's financial statements. As revised by the Securities and Exchange Commission, this new standard is effective for annual periods beginning after June 15, 2005. The Company has not awarded or granted any share-based compensation; therefore, the adoption of this standard is not expected to have any effect on the Company's current financial position or results of operations and will not have an effect on future operations unless share-based compensation is awarded to its employees.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to require that exchanges of non-monetary assets be recorded based on the fair value of the assets exchanged unless the transaction has no commercial substance. The Company will be required to apply SFAS No. 153 to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

Reclassification - Certain previously reported amounts have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on previously reported net income.

NOTE 2 - ACQUISITION OF DERMAGEN, INC.

On July 22, 2005, Amexdrug Corporation entered into an agreement to acquire all of the capital stock of Dermagen, Inc. (Dermagen), a California corporation. The Company completed its purchase of Dermagen on October 7, 2005 with Amexdrug paying $70,000 in cash to the Dermagen shareholder. Amexdrug borrowed $40,000 from the wife of Amexdrug's CEO to complete the acquisition. Amexdrug purchased Dermagen for its customer base, its products, and its presence in the health and beauty products industry, and its FDA licensed facility. The results of Dermagen's operations have been included in the consolidated financial statements since October 7, 2005.

The following table summarized the estimated fair values of assets and liabilities assumed of Dermagen as of October 7, 2005.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

         Assets
         Inventory                                            $20,400
         Office and computer equipment                         31,341
         Customer base                                         18,259
         Goodwill                                              17,765
         ------------------------------------------------------------
         Total Assets                                          87,765
         ------------------------------------------------------------

         Liabilities
         Deferred taxes                                        17,765
         ------------------------------------------------------------

         Net Assets                                           $70,000
         ============================================================

The goodwill was assigned to the health and beauty products segment. Goodwill will not be deductible for tax purposes.

Pro forma results of operations have not been presented as the differences from the Company's annual operations for 2005 and 2004 are not material.

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets - Intangible assets consist of the customer base of Dermagen, Inc. The following table describes the annual future amortization of the customer base.

         Years Ending December 31,
         ------------------------------------------------------------
           2006                                               $ 6,086
           2007                                                 6,086
           2008                                                 4,565
         ------------------------------------------------------------

         Total future amortization of customer base            16,737
         ============================================================

Goodwill - The change in goodwill during the year ended December 31, 2005 was from the acquisition of Dermagen in the amount of $17,765.

NOTE 4 - Leases

Operating Leases --The Company leases certain of its operating facilities under non-cancelable operating leases that expire during 2006. Rent expense is recognized on a straight-line basis over the term of the leases. Rent expense for the years ended December 31, 2005 and 2004 was $43,871 and $28,033, respectively. Future payments under the non-cancelable operating leases will be $38,838 for the year ended December 31, 2006. As of December 31, 2005, the Company had refundable deposits relating to these operating leases of $11,058. Additionally, the Company leases its executive offices on a month-to-month basis for $1,060 per month.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

Capital Lease Obligations -- Certain equipment is leased under capital lease agreements. The following is a summary of assets held under capital lease agreements at December 31, 2005:

         Property and equipment                             $ 115,721
         Less:  Accumulated depreciation                      (93,886)
         ------------------------------------------------------------
         Net property and equipment under capital lease     $  21,835
         ------------------------------------------------------------

During the year ended December 31, 2005 and 2004, the Company recognized $16,757 and $18,178, respectively, of depreciation relating to these leased assets.

During the year ended December 31, 2004, the Company restructured the terms of its capital lease. The monthly payments were reduced from $1,274 to zero for the first two months, $250 for the next thirty-five months, followed by a lump sum payment of $17,798. The restructure lease term was extended to November 30, 2007, from the original due date of April 1, 2006. The implicit interest rate of the lease decreased from 8.091% to 8.055%. The following is a schedule of future minimum lease payments under capital lease obligations:

       Years Ending December 31,
       ----------------------------------------------------------------
          2006                                                  10,545
          2007                                                  20,841
       ----------------------------------------------------------------
          Total minimum lease payments                          31,386
          Less: Amount representing interest                    (3,860)
       ----------------------------------------------------------------
          Present value of net minimum lease payments           27,526
          Less: current portion of capital lease obligations    (8,190)
          Long-term portion of capital lease obligations      $ 19,336
       ----------------------------------------------------------------

NOTE 5 - Income taxes

The provision for income taxes for the years ended December 31, 2005 and 2004 consisted of the following:

                                                  2005          2004
         -------------------------------------------------------------
         Current tax expense                    $  1,263      $   800
         Deferred tax benefit                     (2,719)      (1,005)
         -------------------------------------------------------------
         Benefit from Income Taxes              $ (1,456)     $  (205)
         =============================================================

As of December 31, 2005, the Company had state operating loss carry forwards of $12,945, which will expire beginning in 2015. The following is a reconciliation of the income tax at the federal statutory tax rate with the provision for income taxes for the years ended December 31, 2005 and 2004:

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

                                                               2005       2004
--------------------------------------------------------------------------------
Income tax at statutory rate (34%)                          $  4,320   $  3,484
Non-taxable items                                              1,633      1,871
Allowance for doubtful accounts from prior years                   -    (33,289)
Change in valuation allowance                                 (6,933)    27,135
Effect of lower taxes                                         (1,218)         -
State (tax) benefit net of federal tax                           742        594
--------------------------------------------------------------------------------
Benefit from Income Taxes                                   $ (1,456)  $   (205)
================================================================================

The components of the net deferred tax asset (liability) as of December 31, 2005 and 2004 are as follows:
                                                               2005       2004
--------------------------------------------------------------------------------
Operating loss carry forwards                              $     755   $  1,144
Allowance for bad debts                                        7,768     15,732
Valuation allowance                                                -    (10,112)
--------------------------------------------------------------------------------
Total Deferred Tax Assets                                      8,523      6,764
--------------------------------------------------------------------------------
Amortization                                                  (6,668)         -
Depreciation                                                 (16,901)    (6,764)
--------------------------------------------------------------------------------
Total Deferred Tax Liabilities                               (23,569)    (6,764)
--------------------------------------------------------------------------------
Net Deferred Tax Liability                                 $ (15,046)  $      -
--------------------------------------------------------------------------------

The net change in the valuation allowance during the years ended December 31, 2005 and 2004 was a decrease of $10,112 and an increase of $10,112, respectively. The decrease in the valuation allowance during 2005 was primarily the result of the offset of the deferred tax assets of Amexdrug by the deferred tax liabilities recognized in connection with the acquisition of Dermagen.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company purchased inventory totaling $34,304 from Amrx Corporation, a corporation owned by the president of the Company. No inventory was purchased from this company during the year ended December 31, 2005. Accounts payable to Amrx totaled $13,140 as of December 31, 2005 and 2004.

In December 2004, the Company borrowed $16,534 from the wife of the president of the Company. In January 2005, the Company borrowed an additional $59,260 from this person. On March 15, 2005, the loans were converted into 421,083 shares of common stock at the market price of $0.18 per share; accordingly, there was no beneficial conversion feature relating to this transaction. In October of 2005, the Company borrowed $40,000 from this person to facilitate the purchase of Dermagen. The $40,000 note matures in October of 2006 and carries an annual interest rate of 8%, payable every 6 months.

NOTE 7 -- CONTINGENCIES

On June 9, 2003 a lawsuit was filed in the Superior Court of the State of California, County of Los Angeles against the Company, its predecessor corporation,  Harlyn  Products,  Inc., a California  corporation,  the Company's

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

wholly owned subsidiary, Allied Med, Inc., and the Company's principal shareholder, Jack Amin. The plaintiffs alleged in the complaint that the parties entered into a one page finder's agreement on April 10, 2000 relating to the acquisition of Harlyn Products, Inc., and that the plaintiffs were entitled to receive a finder's fee equal to 7.5% of the fully diluted shares of the Company (approximately 603,959 shares) with a value not less than $600,000 and unspecified lost profits. The plaintiffs' alleged causes of action were for breach of contract, for specific performance, for services rendered and for unjust enrichment. The plaintiffs sought compensation for damages, legal fees, costs and interest. Although management had determined, with the advice of its legal counsel, that there was some likelihood that a loss from the claim may have been incurred, on October 26, 2004, the trial court entered a decision in favor of the Company disallowing the plaintiffs' claim. The plaintiffs filed a notice of intent of move for a new trial, which was denied by the court on December 13, 2004. The plaintiffs then filed a notice of appeal. Effective June 7, 2005, both parties executed a settlement agreement whereby the Company paid $10,000 in exchange for a release of all claims and dismissal of the plaintiff's appeal.

On October 9, 2004 a vendor filed suit to collect on an account in the amount of $32,234 from the Company. The Company reached a settlement whereby it paid $5,000 for a full and broad release of all claims. A gain of $27,234 was recognized upon payment.

NOTE 8 - SEGMENT INFORMATION

Beginning in 2005, the Company has operations in two segments of its business, namely: Distribution and health and beauty products. Distribution consists of the wholesale pharmaceutical distribution and resale of brand and generic pharmaceutical products, over-the-counter drugs and non-drug products and health and beauty products. Health and beauty products consist of manufacturing and distribution of primarily health and beauty products.

The following tables describe information regarding the operations and assets of these reportable business segments: [GRAPHIC OMITTED]

                                                         Health and
                                                           Beauty
For the year ended December 31, 2005       Distribution   Products      Total
--------------------------------------------------------------------------------
Sales to external customers                $  4,926,511  $   24,449  $ 4,950,960
Depreciation and amortization                    19,969       4,134       24,103
Segment income (loss)                            15,428      (2,721)      12,707
Segment assets                                  372,725      94,979      467,704


December 31, 2005
-------------------------------------------------------
Total assets for reportable segments       $    467,704
Elimination of intersegment assets               (6,000)
-------------------------------------------------------
Consolidated Total Assets                  $    461,704
=======================================================

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

--------------------------------------------------------------------------------

                        ITEM 8A. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The effectiveness of any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate improper conduct completely. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2005. Management nevertheless has concluded that the consolidated financial statements included in this Form 10-KSB present fairly, in all material respects, the results of our operations and our financial position for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions. As of December 31, 2005, we identified the following material weakness in our internal controls:

     * We have a material weakness in the adequacy of our closing process and our preparation of adjusting entries to effectively prepare accurate financial statements with the necessary level of review and supervision.

There were no changes to any reported financial results that have been released by us in this or any other filings as a result of the above-described material weakness; however, the following actions have been commenced since December 31, 2005 in response to the inadequacies noted above:

     * Initiation of an evaluation and remediation process with respect to internal controls over financial reporting and related processes designed to identify internal controls that mitigate financial reporting risk and identify control gaps that may require further remediation.

     * Evaluation of the staffing, organizational structure, systems, policies and procedures, and other reporting processes, to improve the accuracy of closing and adjusting these accounts and to enhance the level of review and supervision.

Other than as described above, since the evaluation date, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


--------------------------------------------------------------------------------

                           ITEM 8B. OTHER INFORMATION

--------------------------------------------------------------------------------

None.


                                    PART III

--------------------------------------------------------------------------------

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------

Identification of directors and executive officers

The following table as of April 13, 2005, includes the name, age, and position of each executive officer and director of Amexdrug and the term of office of each director.

Name                Age    Position                Director and/or Officer Since
----                ---    --------                -----------------------------

Jack Amin           47     President, Secretary,            April 2000
                           Treasurer and Director

Rodney S. Barron,   53     Director                        December 2001
M.D.

Behrooz Meimand     57     Director                        December 2001

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

Family relationships

There are no family relationships between any directors or executive officers of Amexdrug and/or the officers, directors or managers of its subsidiary companies, Allied Med, Inc., Dermagen, Inc., Royal Health Care, Inc. and Biorx Pharmaceuticals, Inc., either by blood or by marriage.

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

--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

Cash compensation

The following table sets forth the aggregate compensation paid by Amexdrug and/or its subsidiaries to the Company's Chief Executive Officer and to any other officer, director or employee who received $100,000 or more during any of the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                 Long Term Compensation
                         Annual Compensation     Awards         Payouts
                        ---------------------    ------         -------

(a)            (b)        (c)     (d)    (e)     (f)     (g)      (h)     (i)

                                                        Secur-
                                                        ities            All
Name and     Year or                    Other   Rest-   Under-    LTIP   Other
Principal    Period     Salary   Bonus  Annual  ricted  lying     Pay-   Compen-
Position     Ended        ($)     ($)   Compen- Stock   Options   outs   sation
--------------------------------------------------------------------------------

Jack Amin    12/31/03   $24,000    0       0      0        0        0      0
President/   12/31/04   $     0    0       0      0        0        0      0
Director     12/31/05   $36,000    0       0      0        0        0      0

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Amexdrug's management during the fiscal years ended December 31, 2005 and 2004. Further, no member of Amexdrug's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

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

Amexdrug intends to enter into an employment agreement with Jack Amin in the near future that will provide for a salary of $150,000 per year retroactive to January 1, 2006, and possible bonuses as the board of directors may determine are appropriate. In the event Amexdrug is unable to pay the full $150,000 per year annual salary to Mr. Amin, he has indicated that he may accept a portion of the salary in the form of Amexdrug common stock.

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

--------------------------------------------------------------------------------

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to Amexdrug to be the beneficial owners of more than five percent of Amexdrug's common stock as of April 13, 2006. Each of these persons has sole investment and sole voting power over the shares indicated.

                                         Number                  Percent
Name and Address               of Shares Beneficially Owned      of Class
----------------               ----------------------------      --------

Jack Amin                               7,775,000                  91.7%
8909 West Olympic Blvd.
Suite 208
Beverly Hills, CA 90211

Security ownership of management

The following table sets forth the share holdings of Amexdrug's directors and executive officers as of April 13, 2006. Each of these persons has sole investment and sole voting power over the shares indicated.

                                         Number                  Percent
Name and Address                of Shares Beneficially Owned     of Class
----------------                ----------------------------     --------

Jack Amin                               7,775,000                  91.7%
Rodney Barron, M.D.                             0                   0.0%
Behrooz Meimand                                 0                   0.0%

All directors and executive
officers as a group (3)                 7,775,000                   91.7%

All common shares held by the officers, directors and principal shareholders listed above are "restricted or control securities" and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum one year holding period has been met. Mr. Amin disclaims beneficial ownership of 421,083 shares of common stock acquired by his wife during 2005 that are not included in the foregoing tables.

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

--------------------------------------------------------------------------------

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

Transactions with management and others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, during the last two fiscal years ended December 31, 2005, or since December 31, 2005, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest, other than the following:

         1. Amexdrug anticipates that it will enter into an employment agreement with Jack Amin in the near future. It is expected that the employment agreement will be retroactive to January 1, 2006, and that it will provide for an annual salary of $150,000 and possible bonuses as the board of directors may determine are appropriate. The employment agreement may give Mr. Amin the option to take a portion of the salary in shares of the Company's common stock.

         2. During the year ended December 31, 2004 Amexdrug purchased inventory totaling $34,304 from Amrx Corporation, a corporation owned by Jack Amin, the Company's president. No inventory was purchased from this company during the year ended December 31, 2005. As of December 31, 2005 and 2004, accounts payable to Amrx Corporation totaled $13,140.

         3. In December 2004, the Company borrowed $16,534 from the wife of the President of the Company. The loan bore no interest, was unsecured and due upon demand. In January 2005, the Company borrowed an additional $59,261 from the same person. On March 15, 2005, the loans were converted into 421,083 shares of common stock at the market price of $0.18 per share. In October 2005, the Company borrowed $40,000 from this person to facilitate the purchase of Dermagen, Inc. The $40,000 note matures in October 2006 and carries an annual interest rate of 8.0%, payable every six months.

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

Amexdrug filed no reports on Form 8-K during the last quarter of the period covered by this report:

--------------------------------------------------------------------------------

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

--------------------------------------------------------------------------------


Audit Fees

For the fiscal years ended December 31, 2005 and 2004, our principal accountant billed $17,000 and $15,000, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

Audit-Related Fees

There were no other fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for the fiscal years ended December 31, 2005 and 2004.

Tax Fees

For the fiscal years ended December 31, 2005 and 2004, our principal accountant billed us $1,000 and $866, respectively, for services for tax compliance, tax advice, and tax planning work.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years ended December 31, 2005 and 2004.

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

                                AMEXDRUG CORPORATION



Date: April 17, 2006            By /s/Jack Amin
                                  ------------------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 17, 2006            By /s/Jack Amin
                                  ------------------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer, Chief
                                  Financial Officer and Chief
                                  Accounting Officer



Date: April __, 2006            By
                                  ------------------------------------------
                                  Rodney Barron, M.D., Director



Date: April 17, 2006            By /s/Behrooz Meimand
                                  ------------------------------------------
                                  Behrooz Meimand, Director

                                  EXHIBIT INDEX

Exhibit                                                         Exhibit
Number            Description                                   Location
-------           -----------                                   --------

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

 2.2              Agreement and Plan of Reorganization             **

 3.1              Articles of Incorporation                        ***

 3.2              By-Laws                                          ***

21.1              List of Subsidiaries of Amexdrug                 ***
                  Corporation

31.1              Certification of Chief Executive Officer      This Filing
                  pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002

31.2              Certification of Chief Financial Officer      This Filing
                  pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002

32.1              Certification of Chief Executive Officer      This Filing
                  pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002

32.2              Certification of Chief Financial Officer      This Filing
                  pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002

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