Form 10KSB/A
period 2005-12-31
AMEXDRUG CORP
filed 2006-04-18
CIK 45621

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]


Explanatory Note
----------------

The annual report is being amended to provide stock quote information for 2005 in Item 5.

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

Quarter ended                 High bid          Low bid
-------------                 --------          -------
March 31, 2004                 $2.00             $2.00
June 30, 2004                  $2.00             $0.32
September 30, 2004             $0.32             $0.13
December 31, 2004              $0.15             $0.12
March 31, 2005                 $0.17             $0.15
June 30, 2005                  $0.18             $0.17
September 30, 2005             $2.25             $0.18
December 31, 2005              $2.00             $1.90

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