Form 10QSB
period 2006-03-31
AMEXDRUG CORP
filed 2006-05-15
CIK 45621

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to____________

                          Commission file number 0-7473

                              Amexdrug Corporation
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    NEVADA                           95-2251025
        -------------------------------          ------------------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          identification No.)

                     8909 West Olympic Boulevard, Suite 208
                         Beverly Hills, California 90211
                     ---------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (310) 855-0475

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 2006, there were 8,473,866 shares of the issuer's common stock issued and outstanding.

                              AMEXDRUG CORPORATION
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements (Unaudited)....................................3

         Condensed Consolidated Balance Sheets -- As of
          March 31, 2006 and December 31, 2005 (Unaudited)...................5

         Condensed Consolidated Statements of Operations
          for the Three Months Ended March 31, 2006 and 2005
          (Unaudited)........................................................6

         Condensed Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 2006 and 2005
          (Unaudited)........................................................7

         Notes to Condensed Consolidated Financial Statements
          (Unaudited)........................................................8

Item 2.  Management's Discussion and Analysis or Plan of Operation..........10

Item 3.  Controls and Procedures............................................14


                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........14

Item 3.  Defaults Upon Senior Securities....................................14

Item 4.  Submission of Matters to a Vote of Security Holders................14

Item 5.  Other Information..................................................15

Item 6.  Exhibits and Reports on Form 8-K...................................15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The unaudited condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of March 31, 2006 and December 31, 2005, the related unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2006 and March 31, 2005, the related unaudited condensed consolidated statements of cash flows for the three month periods ended March 31, 2006 and March 31, 2005 and the notes to the unaudited condensed consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug's annual report on Form 10-KSB/A for the year ended December 31, 2005.

         The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of Amexdrug Corporation consolidated with Allied Med, Inc. and Dermagen, Inc., its wholly owned subsidiaries, and all such adjustments are of a normal recurring nature. The names "Amexdrug", "we", "our" and "us" used in this report refer to Amexdrug Corporation.

         Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page

Condensed Consolidated Balance Sheets (Unaudited) -
  March 31, 2006 and December 31, 2005.......................................5

Condensed Consolidated Statements of Operations
 (Unaudited) for the Three Months Ended March 31, 2006 and 2005..............6

Condensed Consolidated Statements of Cash Flows
 (Unaudited) for the Three Months Ended March 31, 2006 and 2005..............7

Notes to Condensed Consolidated Financial Statements.........................8

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       March 31,    December 31,
                                                         2006          2005
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                              $ 205,031     $ 177,408
Accounts receivable, net of allowance
 for doubtful accounts of $19,500 and $19,500            128,408        95,890
Inventory                                                 67,247        77,931
Prepaid expenses                                           3,945         3,780
Deferred tax asset                                         7,768         7,768
--------------------------------------------------------------------------------
  Total Current Assets                                   412,399       362,777
--------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                            164,982       164,982
Leasehold improvements                                    15,700        15,700
--------------------------------------------------------------------------------
  Total Property and Equipment                           180,682       180,682
   Less:  Accumulated depreciation                      (141,228)     (128,415)
--------------------------------------------------------------------------------
  Net Property and Equipment                              39,454        52,267
Lease Deposits                                            12,158        12,158
Customer Base, Net of Accumulated Amortization
   of $3,044 and $1,522                                   15,215        16,737
Goodwill                                                  17,765        17,765
--------------------------------------------------------------------------------

Total Assets                                           $ 496,991     $ 461,704
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                       $ 369,282     $ 339,895
Notes payable to related parties                          53,140        53,140
Accrued liabilities                                        7,199         7,461
Accrued income taxes                                       5,056         1,263
Current portion of capital lease obligations               7,115         8,190
--------------------------------------------------------------------------------
  Total Current Liabilities                              441,792       409,949
--------------------------------------------------------------------------------

Long-term Liabilities
Deferred income taxes                                     18,642        22,814
Capital lease obligations, net of current portion         18,463        19,336
--------------------------------------------------------------------------------
Total Long-Term Liabilities                               37,105        42,150
--------------------------------------------------------------------------------

Stockholders' Equity
Common stock - $0.001 par value, 50,000,000
 shares authorized, 8,473,866 shares issued
 and outstanding                                           8,474         8,474
Additional paid-in capital                                83,342        83,342
Accumulated deficit                                      (73,722)      (82,211)
--------------------------------------------------------------------------------
  Total Stockholders' Equity                              18,094         9,605
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity             $ 496,991     $ 461,704
--------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

For the Three Months Ended March 31,                     2006           2005
--------------------------------------------------------------------------------

Sales                                                $ 1,074,800    $ 1,017,921
Cost of Goods Sold                                       935,734        961,068
--------------------------------------------------------------------------------

Gross Profit                                             139,066         56,853

Selling, general and administrative expense             (130,305)       (46,748)
Gain on litigation settlement                                  -         27,234
Interest expense                                            (651)          (929)
Interest and other income                                      -             33
--------------------------------------------------------------------------------

Income Before Taxes                                        8,110         36,443

Provision for (Benefit from) Income Taxes                   (379)         7,126
--------------------------------------------------------------------------------

Net Income                                           $     8,489    $    29,317
--------------------------------------------------------------------------------

Basic Income Per Common Share                        $         -    $         -
--------------------------------------------------------------------------------

Basic Weighted-Average Common Shares Outstanding       8,473,866      8,127,642
--------------------------------------------------------------------------------










      See accompanying notes to condensed consolidated financial statements

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the Three Months Ended March 31,                       2006          2005
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                              $   8,489     $  29,317
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation                                             12,813         5,348
  Amortization                                              1,522             -
  Recovery of bad debt                                          -       (19,994)
  Deferred income taxes                                    (4,172)        6,326
  Gain on litigation settlement                                 -       (27,234)
  Changes in operating assets and liabilities:
   Accounts receivable                                    (32,518)       79,323
   Inventory                                               10,684        36,216
   Prepaid expenses                                          (165)            -
   Accounts payable and accrued liabilities                32,918      (100,433)
--------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities              29,571         8,869
--------------------------------------------------------------------------------

Cash Flow from Investing Activities:                            -             -

Cash Flows from Financing Activities:
Proceeds from borrowings from related party                     -        59,260
Payment for lawsuit settlement                                  -        (5,000)
Principal payments on capital lease obligations            (1,948)       (2,756)
--------------------------------------------------------------------------------
    Net Cash Provided by (Used in)
     Financing Activities                                  (1,948)       51,504
--------------------------------------------------------------------------------

Net Increase in Cash                                       27,623        60,373

Cash at Beginning of Period                               177,408         4,693
--------------------------------------------------------------------------------

Cash at End of Period                                   $ 205,031     $  65,066
--------------------------------------------------------------------------------

Supplemental Cash Flow Information:
Cash paid for interest                                  $     651     $     929
--------------------------------------------------------------------------------

Supplemental Schedule of Noncash Investing and
 Financing Activities:
Conversion of related party note payable to
 common stock                                           $       -     $  75,794
--------------------------------------------------------------------------------






      See accompanying notes to condensed consolidated financial statements

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS

NOTE 1 -- Organization and Nature of Operations

Condensed Financial Statements -- The accompanying condensed financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2005. The financial position and results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Concentrations -- During the three months ended March 31, 2006, purchases from two vendors accounted for 66% and 23% of total purchases. As of March 31, 2006, accounts payable to these vendors accounted for 73% and 0% of the total accounts payable, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company purchased inventory totaling $34,304 from Amrx Corporation, a corporation owned by the president of the Company. As of March 31, 2006 and 2005, amounts owed to Amrx constituted $13,140 of the notes payable to related parties balance.

In October of 2005, the Company borrowed $40,000 from the wife of the president of the Company to facilitate the purchase of Dermagen, Inc. The $40,000 note matures in October of 2006, carries an annual interest rate of 8%, and interest is payable every 6 months. As of March 31, 2006 and December 31, 2005, the balance of this note was $40,000.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS

NOTE 3 - SEGMENT INFORMATION

The Company has operations in two segments of its business, namely: Distribution and health and beauty products. Distribution consists of the wholesale pharmaceutical distribution and resale of brand and generic pharmaceutical products, over-the-counter drugs and non-drug products and health and beauty products. Health and beauty products consist of manufacturing and distribution of health and beauty products.

The following tables describe information regarding the operations and assets of these reportable business segments:

                                                       Health and
For the Three Months                                     Beauty
 Ended March 31, 2006                  Distribution     Products        Total
--------------------------------------------------------------------------------
Sales to external customers             $ 1,021,171    $    53,629   $ 1,074,800
Segment income before taxes                   4,214          3,896         8,110
Segment assets                              401,460        112,191       513,651


March 31, 2006
----------------------------------------------------
Total assets for reportable segments    $   513,651
Elimination of intersegment assets          (16,660)
----------------------------------------------------
Consolidated Total Assets               $   496,991
----------------------------------------------------

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

         Through its wholly-owned subsidiaries, Allied Med, Inc. and Dermagen, Inc., Amexdrug is primarily a full-line, wholesale distributor of pharmaceuticals, over-the-counter (OTC) products, health and beauty care products, and nutritional supplements. Dermagen, Inc. also manufactures products which it sells. Amexdrug Corporation distributes its products through Allied Med, Inc. and Dermagen, Inc. primarily to independent pharmacies in the western and southeastern regions of the United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers. Over the next several months, Amexdrug Corporation anticipates expanding its market area to include other regions in the continental United States.

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

         Allied Med, Inc.
         ----------------

         On December 31, 2001, Amexdrug acquired all of the issued and outstanding common shares of Allied Med, Inc., an Oregon corporation, ("Allied Med") in a share exchange. Amexdrug acquired all 50,000 issued and outstanding shares of Allied Med common stock from its sole shareholder, Mr. Jack Amin, in exchange for 7,000,000 restricted common shares of Amexdrug and the assumption of a $100,000 promissory note, and all accrued interest thereon owed by Mr. Amin to Allied Med. At all times during the negotiations of the transaction, Mr. Amin was an officer, director and controlling shareholder of both companies. Consideration for the acquisition was determined through negotiations between the boards of directors of both companies and was based on Allied Med's past operating history and potential for future growth.

         Allied Med was formed as an Oregon corporation in October 1997, to operate in the pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, over-the-counter (OTC) drug and non-drug products and health and beauty products to independent and chain pharmacies, alternative care facilities and other wholesalers.

         Amexdrug has assumed the operations of Allied Med as its primary operations, and Amexdrug intends to build on the pharmaceutical wholesale operations of Allied Med.

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

         Dermagen, Inc. is a growing manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals, medical devices, health and beauty products. Dermagen, Inc. has a U.S.-FDA registered and state FDA approved manufacturing facility licensed to develop high margin skin and novel health and beauty products for niche markets. Our competitive advantage is in our superior product research and development for large leading domestic and international companies.

         Royal Health Care Company
         -------------------------

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

         New subsidiaries formed
         -----------------------

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

         Results of Operations
         ---------------------

         For the three months ended March 31, 2006, Amexdrug reported sales of $1,074,800, comprised entirely of income from Allied Med, Inc.'s and Dermagen, Inc.'s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) health and beauty products. This is $56,879 more than the $1,017,921 of sales reported for the three months ended March 31, 2005. During the three month period ended March 31, 2006, Amexdrug experienced an increase in total sales due, in part, to the acquisition of Dermagen, Inc. in October 2005 and the sale of Dermagen, Inc. products in first quarter 2006. Cost of goods sold for the three months ended March 31, 2006 was $935,734, a decrease of $25,334 over the $961,068 cost of goods sold for the three months ended March 31, 2005. During the three months ended March 31, 2006 gross profit increased by $82,213 to $139,066, or 12.9% of sales, from the $56,853, or 5.6% of sales recorded for the three months ended March 31, 2005. The improvement in gross profit margin is attributable to the sale of higher gross margin products manufactured and sold by Dermagen, Inc.

         Selling, general and administrative expense was $130,305 for the three months ended March 31, 2006, an increase of $83,557 from the $46,748 of selling, general and administrative expense recorded for the three months ended March 31, 2005. This increase in selling, general and administrative expense is attributable to increased employee expense and lease obligations assumed by the Company due to its acquisition of Dermagen, Inc.

         During the three months ended March 31, 2005, Amexdrug recorded a nonrecurring gain from litigation settlement of $27,234. In a lawsuit, the parties reached a settlement under which Allied Med, Inc. paid a vendor $5,000 to settle a claim of $32,234. A gain of $27,234 was recognized upon payment. During the three months ended March 31, 2006, there was no similar income.

         During the three months ended March 31, 2006, Amexdrug experienced net income of $8,489, a decrease of $20,828 from the $29,317 of net income recorded for the three months ended March 31, 2005. Amexdrug's decrease in net profits during the three month period ended March 31, 2006 is attributable largely to the fact that Amexdrug had no gain on litigation settlement in the first quarter of 2006, while it had a nonrecurring $27,234 gain on litigation settlement during the three months ended March 31, 2005.

         Liquidity and Capital Resources - March 31, 2006
         ------------------------------------------------

         As of March 31, 2006, Amexdrug reported total current assets of $412,399, comprised primarily of cash and cash equivalents of $205,031, accounts receivable of $128,408 and inventory of $67,247. Total assets as of March 31, 2006 were $496,991, which included total current assets, plus net property and equipment of $39,454, lease deposits of $12,158, customer base of $15,215 and goodwill of $17,765.

         Amexdrug's liabilities as of March 31, 2006 consisted of accounts payable of $369,282, payables to related parties of $53,140, accrued liabilities of $7,199, accrued income taxes of $5,056, current portion of capital lease obligations of $7,115, and total long-term liabilities of $37,105.

         During the three months ended March 31, 2006, Amexdrug had $29,571 cash provided by operating activities compared to $8,869 cash provided by operating activities in the three months ended March 31, 2005. The primary adjustments to reconcile net income to net cash provided by operating activities during the first quarter of 2006 were as follows: an increase in accounts receivable of $32,518, a decrease in inventory of $10,684, an increase in accounts payable and accrued liabilities of $32,918, a decrease in deferred income taxes of $4,172, depreciation expense of $12,813 and amortization expense of $1,522. Amexdrug had $205,031 in cash and cash equivalents at March 31, 2006. Operations have primarily been funded through cash generated from operations. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

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

Item 3.  Controls and Procedures.

         Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of March 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

         During the last fiscal quarter ended March 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

         31.1              Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         31.2              Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         32.1              Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         32.2              Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended March 31, 2006.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMEXDRUG CORPORATION


Date: May 12, 2006                         By: /s/ Jack Amin
                                           -----------------------
                                               Jack Amin
                                               Director, President, Chief
                                               Executive Officer, Chief
                                               Financial Officer and Chief
                                               Accounting Officer

--------------------------------------------------------------------------------