Form 10QSB
period 2006-06-30
AMEXDRUG CORP
filed 2006-08-14
CIK 45621

================================================================================

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to ____________

                           Commission File No. 0-7473

                              Amexdrug Corporation
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 NEVADA                                 95-2251025
      -------------------------------           -------------------------
      (State or Other Jurisdiction of           (I.R.S. Employer I.D. No.)
      Incorporation or Organization)

                     8909 West Olympic Boulevard, Suite 208
                         Beverly Hills, California 90211
                     --------------------------------------
                    (Address of Principal Executive offices)

                    Issuer's Telephone Number: (310) 855-0475

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 7, 2006, there were 8,473,866 shares of the issuer's common stock issued and outstanding.

                              AMEXDRUG CORPORATION
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.  Financial Statements (Unaudited)....................................3

         Condensed Consolidated Balance Sheets -- As of
          June 30, 2006 and December 31, 2005 (Unaudited)....................5

         Condensed Consolidated Statements of Operations
          for the Three  and Six Months Ended June 30, 2006
          and 2005 (Unaudited)...............................................6

         Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 2006 and 2005 (Unaudited)............7

         Notes to Condensed Consolidated Financial Statements
          (Unaudited)........................................................8

Item 2.  Management's Discussion and Analysis or Plan of Operations.........10

Item 3.  Controls and Procedures............................................14


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........15

Item 3.  Defaults Upon Senior Securities....................................15

Item 4.  Submission of Matters to a Vote of Security Holders................15

Item 5.  Other Information..................................................15

Item 6.  Exhibits and Reports on Form 8-K...................................15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The unaudited condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiary as of June 30, 2006 and December 31, 2005, the related unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2006 and June 30, 2005, the related unaudited condensed consolidated statements of cash flows for the six month periods ended June 30, 2006 and June 30, 2005, and the notes to the unaudited condensed consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug Corporation's annual report on Form 10-KSB/A for the year ended of December 31, 2005.

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

         Operating results for the quarter ended June 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Condensed Consolidated Balance Sheets (Unaudited) - June 30, 2006
  and December 31, 2005......................................................5

Condensed Consolidated Statements of Operations (Unaudited) for the
   Three and Six Months Ended June 30, 2006 and 2005.........................6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
   Three and Six Months Ended June 30, 2006 and 2005.........................7

Notes to Condensed Consolidated Financial Statements.........................8

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       June 30,     December 31,
                                                         2006           2005
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                              $ 148,143     $ 177,408
Accounts receivable, net of allowance
 for doubtful accounts of $19,500 and $19,500            218,898        95,890
Inventory                                                 79,036        77,931
Prepaid expenses                                               -         3,780
Deferred tax asset                                         7,768         7,768
--------------------------------------------------------------------------------
  Total Current Assets                                   453,845       362,777
--------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                            164,982       164,982
Leasehold improvements                                    15,700        15,700
--------------------------------------------------------------------------------
  Total Property and Equipment                           180,682       180,682
   Less:  Accumulated depreciation                      (145,658)     (128,415)
--------------------------------------------------------------------------------
  Net Property and Equipment                              35,024        52,267
Lease Deposits                                            12,158        12,158
Customer Base, Net of Accumulated
 Amortization of $4,566 and $1,522                        13,693        16,737
Goodwill                                                  17,765        17,765
--------------------------------------------------------------------------------

Total Assets                                           $ 532,485     $ 461,704
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                       $ 408,908     $ 339,895
Notes payable to related parties                          53,140        53,140
Accrued liabilities                                        4,178         7,461
Accrued income taxes                                       7,092         1,263
Current portion of capital lease obligations               6,040         8,190
--------------------------------------------------------------------------------
  Total Current Liabilities                              479,358       409,949
--------------------------------------------------------------------------------

Long-term Liabilities
Deferred income taxes                                     17,338        22,814
Capital lease obligations,
 net of current portion                                   17,590        19,336
--------------------------------------------------------------------------------
Total Long-Term Liabilities                               34,928        42,150
--------------------------------------------------------------------------------

Stockholders' Equity
Common stock - $0.001 par value, 50,000,000
 shares authorized, 8,473,866 shares issued
 and outstanding                                           8,474         8,474
Additional paid-in capital                                83,342        83,342
Accumulated deficit                                      (73,617)      (82,211)
--------------------------------------------------------------------------------
  Total Stockholders' Equity                              18,199         9,605
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity             $ 532,485     $ 461,704
================================================================================


      See accompanying notes to condensed consolidated financial statements

                           AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                    For the Three Months          For the Six Months
                                       Ended June 30,               Ended June 30,
                                --------------------------    --------------------------
                                    2006           2005           2006           2005
----------------------------------------------------------------------------------------
Sales                           $ 1,360,480    $ 1,127,397    $ 2,435,280    $ 2,145,318
Cost of Goods Sold                1,239,536      1,019,389      2,175,270      1,980,457
----------------------------------------------------------------------------------------

Gross Profit                        120,944        108,008        260,010        164,861

Selling, general and
 administrative expense            (118,829)       (60,927)      (249,134)      (107,676)
Gain (loss) on litigation
 settlement                               -        (10,000)             -         17,234
Interest expense                     (2,078)          (850)        (2,729)        (1,779)
Interest and other income                 -             32              -             65
----------------------------------------------------------------------------------------

Income Before Taxes                      37         36,263          8,147         72,705

Provision for (Benefit from)
 Income Taxes                           (68)        17,455           (447)        24,581
----------------------------------------------------------------------------------------

Net Income                      $       105    $    18,808    $     8,594    $    48,124
========================================================================================

Basic Income Per Common Share   $         -    $         -    $         -    $      0.01
========================================================================================

Basic Weighted-Average Common
 Shares Outstanding               8,473,866      8,473,866      8,473,866      8,301,711
========================================================================================












           See accompanying notes to condensed consolidated financial statements


                                            6

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the Six Months Ended June 30,                         2006          2005
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                              $   8,594    $  48,124
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation                                             17,243       10,695
  Amortization                                              3,044            -
  Recovery of bad debt                                          -      (19,994)
  Deferred income taxes                                    (5,476)       5,888
  Changes in operating assets and liabilities:
   Accounts receivable                                   (123,008)     129,212
   Inventory                                               (1,105)     (43,235)
   Accounts payable and accrued liabilities                71,559      (62,146)
   Prepaid expenses                                         3,780            -
--------------------------------------------------------------------------------
    Net Cash Provided by (Used in)
     Operating Activities                                 (25,369)      68,544
--------------------------------------------------------------------------------

Cash Flow from Investing Activities:                            -            -

Cash Flows from Financing Activities:
Proceeds from borrowings from related party                     -       59,260
Principal payments on capital lease obligations            (3,896)      (5,805)
--------------------------------------------------------------------------------
    Net Cash Provided by (Used in)
     Financing Activities                                  (3,896)      53,455
--------------------------------------------------------------------------------

Net Change in Cash                                        (29,265)     121,999

Cash at Beginning of Period                               177,408        4,693
--------------------------------------------------------------------------------

Cash at End of Period                                   $ 148,143    $ 126,692
================================================================================

Supplemental Cash Flow Information:
Cash paid for interest                                  $   2,729    $   1,799
================================================================================

Supplemental Schedule of Noncash Investing and
  Financing Activities:
Conversion of related party note payable
  to common stock                                       $       -    $  75,794
================================================================================









      See accompanying notes to condensed consolidated financial statements

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF OPERATIONS

Condensed Financial Statements -- The accompanying condensed financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2005. The financial position and results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Concentrations -- During the six months ended June 30, 2006, purchases from four vendors accounted for 77%, 18%, 9%, and 8% of total purchases. As of June 30, 2006, accounts payable to these vendors accounted for 52%, 2%, 4%, and 14% of the total accounts payable, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company purchased inventory totaling $34,304 from Amrx Corporation, a corporation owned by the president of the Company. As of June 30, 2006 and December 31, 2005, amounts owed to Amrx constituted $13,140 of the notes payable to related parties balance.

In October of 2005, the Company borrowed $40,000 from the wife of the president of the Company to facilitate the purchase of Dermagen, Inc. The $40,000 note matures in October of 2006, carries an annual interest rate of 8%, and interest is payable every 6 months. As of June 30, 2006 and December 31, 2005, the balance of this note was $40,000.

NOTE 3 - INVENTORY

Inventory includes purchased products for resale and raw materials and supplies necessary to manufacture pharmaceuticals, medical devices, and health and beauty products. The following table describes the balances in inventory as of June 30, 2006:

            June 30, 2006
            --------------------------------------------------
            Raw materials                           $  49,858
            Finished goods                             29,178
            --------------------------------------------------
            Total inventory                         $  79,036
            ==================================================

NOTE 4 - SEGMENT INFORMATION

The Company has operations in two segments of its business, namely: distribution and health and beauty products. Distribution consists of the wholesale pharmaceutical distribution and resale of brand and generic pharmaceutical products, over-the-counter drugs and non-drug products. Health and beauty

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


products consist of manufacturing and distribution of health and beauty products.

The following tables describe information regarding the operations and assets of these reportable business segments:

                                                        Health and
For the Six Months Ended                                  Beauty
 June 30, 2006                           Distribution    Products        Total
--------------------------------------------------------------------------------
Sales to external customers               $ 2,337,446   $  97,834    $ 2,435,280
Segment income (loss) before taxes             23,507     (15,360)         8,147
Segment assets                                455,913      99,032        554,945
================================================================================


            June 30, 2006
            ---------------------------------------------------
            Total assets for reportable segments    $  554,945
            Elimination of intersegment assets         (22,460)
            ---------------------------------------------------
            Consolidated Total Assets               $  532,485
            ===================================================

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

         Results of Operations
         ---------------------

         For the three months ended June 30, 2006, Amexdrug reported sales of $1,360,480, comprised entirely of income from Allied Med, Inc.'s and Dermagen, Inc.'s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This is $233,083 more than the $1,127,397 of sales reported for the three months ended June 30, 2005. For the six months ended June 30, 2006, sales reported by Amexdrug were $2,435,280, which is $289,962 more than the $2,145,318 of sales reported for the six months ended June 30, 2005. During the three and six month periods ended June 30, 2006, Amexdrug experienced an increase in total sales due, in part, to the acquisition of Dermagen, Inc. in October 2005 and the sale of Dermagen, Inc. products in the three and six month periods ended June 30, 2006. Cost of goods sold for the three months ended June 30, 2006 was $1,239,536, an increase of $220,147 over the $1,019,389 cost of goods sold for the three months ended June 30, 2005. Cost of goods sold for the six months ended June 30, 2006 was $2,175,270, an increase of $194,813 over the $1,980,457 cost of goods sold for the six months ended June 30, 2005. During the three months ended June 30, 2006 gross profit increased by $12,936 to $120,944 or 8.9% of sales for the three months ended June 30, 2006, from the $108,008 or 9.6% of sales recorded for the three months ended June 30, 2005. For the six months ended June 30, 2006 gross profit increased by $95,149 to $260,010 or 10.7% of sales from the $164,861 or 7.7% of sales recorded for the six months ended June 30, 2005.

         Selling, general and administrative expense was $118,829 for the three months ended June 30, 2006, an increase of $57,902 from the $60,927 recorded for the three months ended June 30, 2005. For the six months ended June 30, 2006, Amexdrug reported selling, general and administrative expense of $249,134, an increase of $141,458 from the $107,676 reported for the six months ended June 30, 2005. This increase in selling, general and administrative expense is largely attributable to increased employee expenses and lease obligations assumed by the Company due to its acquisition of Dermagen, Inc. and also to increased expenses relating to four trade shows attended by the Company.

         During the three months ended June 30, 2005, Amexdrug settled one pending lawsuit against it by paying $10,000. No similar expense was incurred during the three months ended June 30, 2006. During the six months ended June 30, 2005, Amexdrug recorded a nonrecurring gain from litigation settlement of $17,234. This included the settlement expense of $10,000 incured during the second quarter of 2005 and a gain of $27,234 achieved in a separate lawsuit in the first quarter of 2005. In that lawsuit, the parties reached a settlement under which Allied Med, Inc. paid a vendor $5,000 to settle a claim of $32,234. A gain of $27,234 was recognized upon payment. No similar gain was experienced during the six months ended June 30, 2006.

         During the three months ended June 30, 2006, Amexdrug experienced net income of $105, which is $18,703 less than the $18,808 net income earned in the three months ended June 30, 2005. During the six months ended June 30, 2006, Amexdrug experienced net income of $8,594, which is $39,530 less than the $48,124 net income earned during the six months ended June 30, 2005. Amexdrug attributes this decrease in net income primarily to increases in selling, general and administrative expenses attributable to the reasons described above.

         Liquidity and Capital Resources - June 30, 2006
         -----------------------------------------------

         As of June 30, 2006, Amexdrug reported total current assets of $453,845, comprised of cash and cash equivalents of $148,143, accounts receivable of $218,898, inventory of $79,036 and deferred tax asset of $7,768. Total assets as of June 30, 2006 were $532,485, which included total current assets, plus net property and equipment of $35,024, lease deposits of $12,158, customer base of $13,693 and goodwill of $17,765.

         Amexdrug's liabilities as of June 30, 2006 consisted of accounts payable of $408,908, notes payable to related parties of $53,140, accrued liabilities of $4,178, accrued income taxes of $7,092, current portion of capital lease obligations of $6,040, and total long-term liabilities of $34,928.

         During the six months ended June 30, 2006, Amexdrug's operating activities used $25,369 cash compared to $68,544 cash provided by Amexdrug's operating activities in the six months ended June 30, 2005. The primary adjustments to reconcile net income to net cash provided by operating activities during the first six months of 2006 were as follows: an increase in accounts receivable of $123,008, an increase in accounts payable and accrued liabilities of $71,559, depreciation expense of $17,243 and a decrease of $5,476 in deferred income taxes. Cash decreased during the six months ended June 30, 2006 by $29,265 compared to an increase during the six months ended June 30, 2005 of $121,999. Cash from operating activities in the six months ended June 30, 2006 decreased primarily due to an increase in accounts receivable. Operations have primarily been funded through cash generated from operations and also from loans and/or capital infusions from related parties. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

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

         As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2006. Management nevertheless has concluded that the consolidated financial statements included in this Form 10-QSB present fairly, in all material respects, the results of our operations and our financial position for the periods presented in conformity with generally accepted accounting principles.

         A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions. As of June 30, 2006, we identified the following material weakness in our internal controls:

         * We have a material weakness in the adequacy of our closing process and our preparation of adjusting entries to effectively prepare accurate financial statements with the necessary level of review and supervision.

         There were no changes to any reported financial results that have been released by us in this or any other filings as a result of the above-described material weakness; however, the following actions have been taken since June 30, 2006 in response to the inadequacies noted above:

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

         31.1              Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         31.2              Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         32.1              Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         32.2              Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended June 30, 2006.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMEXDRUG CORPORATION


Date: August 8, 2006                    By: /s/ Jack Amin
                                           -------------------------------------
                                           Jack Amin
                                           Director, President, Chief Executive
                                           Officer, Chief Financial Officer and
                                           Chief Accounting Officer

--------------------------------------------------------------------------------