Form 10QSB
period 2006-09-30
AMEXDRUG CORP
filed 2006-11-13
CIK 45621

================================================================================

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 2006, there were 8,473,866 shares of the issuer's common stock issued and outstanding.

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

         Index to Financial Statements.......................................4

         Condensed Consolidated Balance Sheets -- As of
          September 30, 2006 and December 31, 2005
          (Unaudited)........................................................5

         Condensed Consolidated Statements of Operations
          for the Three and Nine Months Ended September 30,
          2006 and 2005 (Unaudited)..........................................6

         Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 2006
          and 2005 (Unaudited)...............................................7

         Notes to Condensed Consolidated Financial Statements
          (Unaudited)........................................................8

Item 2.  Management's Discussion and Analysis or Plan of
          Operation.........................................................10

Item 3.  Controls and Procedures............................................14


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................16

Item 2.  Unregistered Sales of Equity Securities and Use of
          Proceeds..........................................................16

Item 3.  Defaults Upon Senior Securities....................................16

Item 4.  Submission of Matters to a Vote of Security Holders................16

Item 5.  Other Information..................................................16

Item 6.  Exhibits and Reports on Form 8-K...................................16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The unaudited condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of September 30, 2006 and December 31, 2005, the related unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006 and September 30, 2005, the related unaudited condensed consolidated statements of cash flows for the nine month periods ended September 30, 2006 and September 30, 2005 and the notes to the unaudited condensed consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug's annual report on Form 10-KSB for the year ended December 31, 2005.

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

         Operating results for the quarter ended September 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page

Condensed Consolidated Balance Sheets (Unaudited) -
 September 30, 2006 and December 31, 2005....................................5

Condensed Consolidated Statements of Operations
 (Unaudited) for the Three and Nine Months Ended
 September 30, 2006 and 2005.................................................6

Condensed Consolidated Statements of Cash Flows
 (Unaudited) for the Nine Months Ended
 September 30, 2006 and 2005.................................................7

Notes to Condensed Consolidated Financial Statements
 (Unaudited).................................................................8

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                September 30,     December 31,
                                                    2006               2005
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                       $     102,591    $      177,408
Accounts receivable, net of allowance
  for doubtful accounts of $19,500 and
  $19,500                                             179,256            95,890
Inventory                                              60,921            77,931
Prepaid expenses                                            -             3,780
Deferred tax asset                                      7,768             7,768
--------------------------------------------------------------------------------
  Total Current Assets                                350,536           362,777
--------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                         164,982           164,982
Leasehold improvements                                 15,700            15,700
--------------------------------------------------------------------------------
  Total Property and Equipment                        180,682           180,682
  Less:  Accumulated depreciation                    (144,634)         (128,415)
--------------------------------------------------------------------------------
  Net Property and Equipment                           36,048            52,267
Lease Deposits and Other Assets                        13,233            12,158
Customer Base, Net of Accumulated
  Amortization of $6,088 and $1,522                    12,171            16,737
Trademarks, Net of Accumulated
  Amortization of $18                                     982                 -
Goodwill                                               17,765            17,765
--------------------------------------------------------------------------------

Total Assets                                    $     430,735    $      461,704
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                $     294,564    $      339,895
Notes payable to related parties                       73,140            53,140
Accrued liabilities                                     5,115             7,461
Accrued income taxes                                    5,403             1,263
Current portion of capital lease obligations            4,965             8,190
--------------------------------------------------------------------------------
  Total Current Liabilities                           383,187           409,949
--------------------------------------------------------------------------------

Long-Term Liabilities
Deferred income taxes                                  17,915            22,814
Capital lease obligations, net of
  current portion                                      16,717            19,336
--------------------------------------------------------------------------------
  Total Long-Term Liabilities                          34,632            42,150
--------------------------------------------------------------------------------

Stockholders' Equity
Common stock - $0.001 par value,
  50,000,000 shares authorized,
  8,473,866 shares issued and
  outstanding                                           8,474             8,474
Additional paid-in capital                             83,342            83,342
Accumulated deficit                                   (78,900)          (82,211)
--------------------------------------------------------------------------------
  Total Stockholders' Equity                           12,916             9,605
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity      $     430,735    $      461,704
================================================================================



      See accompanying notes to condensed consolidated financial statements

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                             For the Three Months        For the Nine Months
                              Ended September 30,         Ended September 30,
                           -------------------------   -------------------------
                               2006          2005          2006         2005
--------------------------------------------------------------------------------

Sales                      $   972,121   $ 1,552,772   $ 3,407,401  $ 3,698,090
Cost of Goods Sold             899,292     1,443,225     3,074,562    3,423,682
--------------------------------------------------------------------------------

Gross Profit                    72,829       109,547       332,839      274,408

Selling, general and
  administrative expense       (77,755)      (72,723)     (326,889)    (180,400)
Gain on litigation
  settlement                         -             -             -       17,234
Interest expense                (1,469)         (521)       (4,198)      (2,300)
Interest and other income            -           583             -          648
--------------------------------------------------------------------------------

Income (Loss) Before Taxes      (6,395)       36,886         1,752      109,590

Benefit from (Provision
  for) Income Taxes              1,112       (15,985)        1,559      (40,566)
--------------------------------------------------------------------------------

Net Income (Loss)          $    (5,283)  $    20,901   $     3,311  $    69,024
================================================================================

Basic Income (Loss) Per
 Common Share              $         -   $         -   $         -  $      0.01
================================================================================

Basic Weighted-Average
 Common Shares Outstanding   8,473,866     8,473,866     8,473,866    8,359,726
================================================================================






      See accompanying notes to condensed consolidated financial statements

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



For the Nine Months Ended September 30,              2006             2005
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                      $       3,311    $       69,024
Adjustments to reconcile net income to net
  cash used in operating activities:
    Depreciation                                       16,219            15,459
    Amortization                                        4,584                 -
    Recovery of bad debt                                    -           (19,994)
    Gain on settlement                                      -           (17,234)
    Deferred income taxes                              (4,899)            5,583
    Changes in operating assets and liabilities:
      Accounts receivable                             (83,366)          114,308
      Inventory                                        17,010             8,763
      Accounts payable and accrued liabilities        (43,537)           53,953
      Prepaid expenses                                  3,780            (3,686)
--------------------------------------------------------------------------------
        Net Cash Provided by (Used in)
          Operating Activities                        (86,898)          226,176
--------------------------------------------------------------------------------

Cash Flow from Investing Activities:
Acquisition of trademark                               (1,000)                -
Purchase of investments                                     -            (1,600)
Payment of deposits                                    (1,075)          (14,308)
--------------------------------------------------------------------------------
        Net Cash Used in Investing Activities          (2,075)          (15,908)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payment for lawsuit settlement                              -           (15,000)
Proceeds from borrowings from related party            20,000            59,260
Principal payments on capital lease obligations        (5,844)           (8,165)
--------------------------------------------------------------------------------
        Net Cash Provided by Financing
          Activities                                   14,156            36,095
--------------------------------------------------------------------------------

Net Change in Cash                                    (74,817)          246,363

Cash at Beginning of Period                           177,408             4,693
--------------------------------------------------------------------------------

Cash at End of Period                           $     102,591    $      251,056
================================================================================

Supplemental Cash Flow Information:
Cash paid for interest                          $       3,207    $        2,300
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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2005. The financial position and results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Concentrations -- During the nine months ended September 30, 2006, purchases from three vendors accounted for 57%, 15%, and 12% of total purchases. As of September 30, 2006, accounts payable to these vendors accounted for 33%, 38%, and 0% of the total accounts payable, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company purchased inventory totaling $34,304 from Amrx Corporation, a corporation owned by the president of the Company. As of September 30, 2006 and December 31, 2005, amounts owed to Amrx constituted $13,140 of the notes payable to related parties balance.

In October of 2005, the Company borrowed $40,000 from the wife of the president of the Company to facilitate the purchase of Dermagen, Inc. The $40,000 note carries an annual interest rate of 8%, and interest is payable every 6 months. The note had an initial maturity date in October of 2006, but the term was extended until April of 2007. As of September 30, 2006 and December 31, 2005, the balance of this note was $40,000.

In August of 2006, the Company borrowed $20,000 from the wife of the president of the Company for operating expenses. The $20,000 note matures in February of 2007 and carries an annual interest rate of 9%. Principal and interest are payable on the maturity date. As of September 30, 2006 the balance of this note was $20,000.

As of September 30, 2006 and December 31, 2005, total accrued interest on the notes payable to related parties was $991 and $0, respectively.

NOTE 3 - INVENTORY

Inventory includes purchased products for resale and raw materials and supplies necessary to manufacture pharmaceuticals, medical devices, and health and beauty products. The following table describes the balances in inventory as of September 30, 2006:

        September 30, 2006
        --------------------------------------------------------------
        Raw materials                                        $ 27,483
        Finished goods                                         33,438
        --------------------------------------------------------------
        Total inventory                                      $ 60,921
        ==============================================================

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SEGMENT INFORMATION

Beginning in October of 2005, the Company has operations in two segments of its business, namely: distribution and health and beauty products. Distribution consists of the wholesale pharmaceutical distribution and resale of brand and generic pharmaceutical products, over-the-counter drugs and non-drug products. Health and beauty products consist of manufacturing and distribution of health and beauty products.

The following tables describe information regarding the operations and assets of these reportable business segments:

                                                  Health and      Elimination
                                                    Beauty      of Intersegment
                                   Distribution    Products          Assets        Total
-------------------------------------------------------------------------------------------
For the Three Months Ended
  September 30, 2006
Sales to external customers         $   941,779   $   30,342    $          -    $   972,121
Segment income (loss) before taxes       12,875      (19,270)              -         (6,395)
Segment assets                          375,572       98,963         (43,800)       430,735

For the Three Months Ended
  September 30, 2005
Sales to external customers         $ 1,552,772   $        -    $          -    $ 1,552,772
Segment income (loss) before taxes       36,886            -               -         36,886
Segment assets                          567,524            -               -        567,524

For the Nine Months Ended
  September 30, 2006
Sales to external customers         $ 3,279,225   $  128,176    $          -    $ 3,407,401
Segment income (loss) before taxes       36,382      (34,630)              -          1,752
Segment assets                          375,572       98,963         (43,800)       430,735

For the Nine Months Ended
  September 30, 2005
Sales to external customers         $ 3,698,090   $        -    $          -    $ 3,698,090
Segment income (loss) before taxes      109,590            -               -        109,590
Segment assets                          567,524            -               -        567,524


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

         Results of Operations
         ---------------------

         For the three months ended September 30, 2006, Amexdrug reported sales of $972,121, comprised entirely of income from the Allied Med, Inc.'s and Dermagen, Inc.'s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This is $580,651 less than the $1,552,772 of sales reported for the three months ended September 30, 2005. For the nine months ended September 30, 2006, sales reported by Amexdrug were $3,407,401, which is $290,689 less than the $3,698,090 of sales reported for the nine months ended September 30, 2005. During the three and nine month periods ended September 30, 2006, Amexdrug experienced a decline in total sales due to increased competition and Amexdrug's search for better discount products to sell. Cost of goods sold for the three months ended September 30, 2006 was $899,292, a decrease of $543,933 from the $1,443,225 cost of goods sold for the three months ended September 30, 2005. Cost of goods sold for the nine months ended September 30, 2006 was $3,074,562, a decrease of $349,120 over the $3,423,682 cost of goods sold for the nine months ended September 30, 2005. During the three months ended September 30, 2006 gross profit decreased to $72,829, or 7.5% of sales, from $109,547, or (7.1%) of sales, recorded for the three months ended September 30, 2005. For the nine months ended September 30, 2006 gross profit increased by $58,431 to $332,839, or 9.8% of sales, from the $274,408, or 7.4% of sales, recorded for the nine months ended September 30, 2005. Amexdrug attributes its decline in gross profit for the three months ended September 30, 2006 primarily to the decrease in sales during the same period.

         Selling, general and administrative expense was $77,755 for the three months ended September 30, 2006, an increase of $5,032 from the $72,723 recorded for the three months ended September 30, 2005. For the nine months ended September 30, 2006, Amexdrug reported selling, general and administrative expense as $326,889, an increase of $146,489 from the $180,400 reported for the nine months ended September 30, 2005. The changes in selling, general and administrative expense are largely attributable to increased employee expenses and lease obligations assumed by Amexdrug due to its acquisition of Dermagen, Inc., and to research and development expenses incurred by Dermagen, Inc.

         During the nine months ended September 30, 2005, Amexdrug recorded a nonrecurring gain from litigation settlement of $17,234. This included a settlement expense of $10,000 incurred during the second quarter of 2005 and a gain of $27,234 achieved in a separate lawsuit in the first quarter of 2005. In that lawsuit, the parties reached a settlement under which Allied Med, Inc. paid a vendor $5,000 to settle a claim of $32,234. A gain of $27,234 was recognized upon payment. No similar gain was experienced during the nine months ended September 30, 2006.

         During the three months ended September 30, 2006, Amexdrug experienced net loss of $5,283, compared to net income of $20,901 recorded for the three months ended September 30, 2005. During the nine months ended September 30, 2006, Amexdrug experienced net income of $3,311, a decrease of $65,713 from the $69,024 reported for the nine months ended September 30, 2005. Amexdrug's attributes its net loss during the three month period ended September 30, 2006 as compared to the net income during the three month period ended September 30, 2005 largely to the increases in selling, general and administrative expense, and research and development expense, and a decrease in sales.

         Liquidity and Capital Resources - September 30, 2006
         ----------------------------------------------------

         As of September 30, 2006, Amexdrug reported total current assets of $350,536, comprised mostly of cash of $102,591, accounts receivable of $179,256 and inventory of $60,921. Total assets as of September 30, 2006 were $430,735, which included total current assets, plus net property and equipment of $36,048, lease deposits and other assets of $13,233, customer base of $12,171, trademarks of $982 and goodwill of $17,765.

         Amexdrug's liabilities as of September 30, 2006 consist of accounts payable of $295,564, notes payable to related parties of $73,140, accrued liabilities of $5,115, accrued income taxes of $5,403, current portion of capital lease obligations of $4,965, and total long-term liabilities of $34,632.

         During the nine months ended September 30, 2006, Amexdrug's operating activities used net cash of $86,898 compared to $226,176 of net cash generated from operating activities in the nine months ended September 30, 2005. The primary adjustments to reconcile net income to net cash used in operating activities during 2006 were as follows: an increase in accounts receivable of $83,366, a decrease in inventory of $17,010, a decrease in accounts payable and accrued liabilities of $43,537, depreciation expense of $16,219, amortization expense of $4,584, a decrease in prepaid expenses of $3,780 and a decrease in deferred income taxes of $4,899. Cash decreased during the nine months ended September 30, 2006 by $74,817 compared to an increase during the nine months ended September 30, 2005 of $246,343. Cash from operating activities in the nine months ended September 30, 2006 decreased primarily due to an increase in accounts receivable and a decrease in accounts payable and accrued liabilities. Amexdrug had $102,591 of cash and cash equivalents at September 30, 2006. Amexdrug borrowed $20,000 from the wife of the President of Amexdrug in August 2006 for operating expenses. Management does not anticipate that Amexdrug will need to obtain additional financing during the next twelve months.

         New Products
         ------------

         Through its Dermagen, Inc. subsidiary, Amexdrug recently completed the development of five new products, two of which are over the counter pharmaceuticals. The products are used for the treatment of arthritis, fungus and athlete's foot. These products will be marketed through Biorx Pharmaceuticals, Inc., a subsidiary of Amexdrug, and the products will be sold to pharmacy chains, independent pharmacies and also to sport shops and natural food markets within the U.S. and internationally.

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

         As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2006. Management nevertheless has concluded that the consolidated financial statements included in this Form 10-QSB present fairly, in all material respects, the results of our operations and our financial position for the periods presented in conformity with generally accepted accounting principles.

         A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions. In prior periods, we identified the following material weakness in our internal controls:

* We have a material weakness in the adequacy of our closing process and our preparation of adjusting entries to effectively prepare accurate financial statements with the necessary level of review and supervision.

         Though the material weakness still existed at September 30, 2006, we have implemented procedures that we feel will improve or resolve the matter prior to the annual audit. These procedures are as follows:

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

       31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


      (b) Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by Amexdrug during the three months ended September 30, 2006.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMEXDRUG CORPORATION


Date: November 10, 2006                 By: /s/ Jack Amin
                                        --------------------------------
                                        Jack Amin
                                        Director, President, Chief Executive
                                        Officer, Chief Financial Officer and
                                        Chief Accounting Officer

--------------------------------------------------------------------------------