Form 10KSB
period 2006-12-31
AMEXDRUG CORP
filed 2007-04-10
CIK 45621

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x)    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

       For the fiscal year ended      December 31, 2006
                                 ----------------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

       Commission File number      0-7473
                               ---------------


                              AMEXDRUG CORPORATION
          ------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)


                  Nevada                                95-2251025
       ------------------------------            --------------------------
       State or other jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization

       8909 West Olympic Blvd., Suite 208, Beverly Hills, CA       90211
       -----------------------------------------------------     ----------
            (Address of principal executive offices)             (Zip Code)

       Issuer's telephone number,      (310) 855-0475
                                   ---------------------

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

State issuer's revenues for its most recent fiscal year: $4,649,835

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

At April 6, 2007, the aggregate market value of the voting stock held by non-affiliates was $965,899 based upon 715,481 shares held by non-affiliates, and the average of the bid price ($1.20 per share) and the asked price ($1.50 per share) of $1.35 per share.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 6, 2007, the registrant had 8,470,481 shares of common stock issued and outstanding.

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

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----
PART I
------

ITEM 1.    DESCRIPTION OF BUSINESS.......................................     4

ITEM 2.    DESCRIPTION OF PROPERTIES.....................................    15

ITEM 3.    LEGAL PROCEEDINGS.............................................    16

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.............    16


PART II
-------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......    16

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....    17

ITEM 7.    FINANCIAL STATEMENTS..........................................    19

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE......................................    35

ITEM 8A.   CONTROLS AND PROCEDURES.......................................    35

ITEM 8B.   OTHER INFORMATION.............................................    36


PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE
           ACT...........................................................    36

ITEM 10.   EXECUTIVE COMPENSATION........................................    38

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT....................................................    39

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    41

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K..............................    42

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES........................    43

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

________________________________________________________________________________

                         ITEM 1. DESCRIPTION OF BUSINESS
________________________________________________________________________________

General

Amexdrug Corporation, a Nevada corporation, is a holding company. It is located at 8909 West Olympic Boulevard, Suite 208, Beverly Hills, California 90211. Its phone number is (310) 855-0475. Its fax number is (310) 855-0477. Its website is www.amexdrug.com. Shares of Amexdrug common stock are traded on the OTC Bulletin Board under the symbol AXRX.OB. The President of Amexdrug has had experience working in the pharmaceutical industry for the past 26 years.

Through its subsidiaries, Dermagen, Inc. and Allied Med, Inc., it is primarily a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements. Dermagen, Inc. also manufactures products which it sells. Amexdrug Corporation distributes its products through Dermagen, Inc. and Allied Med, Inc. primarily to independent pharmacies in the western and southeastern regions of the United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers. Over the next several months, Amexdrug Corporation anticipates expanding its market area to include other regions in the continental United States.

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

References in this report to "we," "our," "us," the "Company" and "Amexdrug" refer to Amexdrug Corporation and also to our subsidiaries, Allied Med, Inc. and Dermagen, Inc. where appropriate.

Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,470,481 are issued and outstanding.

Significant acquisitions

                                Allied Med, Inc.
                                ----------------

On December 31, 2001, Amexdrug acquired all of the issued and outstanding common shares of Allied Med, Inc., an Oregon corporation in a share exchange. Amexdrug acquired the 50,000 issued and outstanding shares of Allied Med, Inc. from its sole shareholder, Jack Amin, in exchange for 7,000,000 restricted common shares of Amexdrug, and Amexdrug assumed responsibility for payment of a $100,000 promissory note and accrued interest thereon owned by Mr. Amin to Allied Med, Inc. At all times during the negotiations of the transaction, Mr. Amin was an officer, director and controlling shareholder of both companies. Allied Med, Inc. is sometimes referred to herein as "Allied".

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

Sales and marketing, customer service and support

Our products are sold both through traditional wholesale distribution lines and e-commerce venues, including our website, www.amwrx.com. We believe our e-commerce, business-to-business model will allow the Company to leverage its existing wholesale distribution business, thus increasing its ability to effectively market and distribute its products. The Company uses a variety of programs to stimulate demand for its products and increase traffic to its websites, including a direct sales force, telemarketing, blast faxing and advertising.

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

However, competitive pressures created by any one of its current or future competitors, or by its competitors collectively, could materially affect the Company's business. We believe that the principal competitive factors in its market are and will be:

         . brand recognition             . customer service
         . speed and accessibility       . reliability and speed of
         . quality of site content         fulfillment
         . convenience                   . price
         . selection

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

Dependence on major suppliers

During the year ended December 31, 2006, purchases from two suppliers accounted for 47% and 27% of total purchases, respectively. Accounts payable to these suppliers accounted for 12% and 54% of the total accounts payable balance as of December 31, 2006. During the year ended December 31, 2005, purchases from the same two suppliers accounted for 46% and 0% of our total purchases, respectively. Accounts payable to these two suppliers accounted for 82% and 0% of the total accounts payable balance as of December 31, 2005. We presently enjoy a good relationship with our suppliers. If for any reason our business with our suppliers was interrupted or discontinued in the future, we would be able to acquire most, if not all, of the same products from other suppliers at similar competitive prices. However, the loss of our largest supplier could have a potential negative effect upon our future operations.

Dependence on major customers

None of our customers accounted for 10% or more of our sales during the years ended December 31, 2006 or 2005.

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

Physical facilities

During 2005, the Company's principal business operations were housed in 800 square feet of office space and 1,200 square feet of warehouse space in Portland, Oregon. This lease expired, and the Company's Allied Med operations were relocated to Beverly Hills, California in May, 2005.

The Company's principal executive offices and its Allied Med, Inc. operations are located in Beverly Hills, California. The Company leases approximately 800 square feet of office space for approximately $1,061 per month. This space is leased on a month to month basis. The Company believes this space will be sufficient for at least the next twelve months.

The Company's Dermagen, Inc. operations are currently located at 2500 East Fender Avenue, Building IJK, Fullerton, California in approximately 6,000 square feet. The monthly lease payment is approximately $3,750, and the lease expires in September 2007. The Company intends to renew the lease for an additional year. The Company believes this space will be sufficient for at least the next twelve months.

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

________________________________________________________________________________

                        ITEM 2. DESCRIPTION OF PROPERTIES
________________________________________________________________________________

Operating facilities

During 2005, Amexdrug's operating facilities were located at 2519 North Hayden Island Drive, Portland, Oregon 97217 where Amexdrug leased approximately 2,000 square feet of building space for its operating facilities, which included four offices in approximately 800 square feet and a warehouse that occupied the remaining 1,200 square feet. This lease terminated, and the Company's operations were relocated to Beverly Hills, California in May, 2005.

The Company's Dermagen, Inc. operations are currently located at 2500 East Fender Avenue, Building IJK, Fullerton, California in approximately 6,000 square feet. The monthly lease payment is approximately $3,750, and the lease expires in September 2007. The Company intends to renew the lease for an additional year. The Company believes this space will be sufficient for at least the next twelve months. The lease is with an unrelated third party.

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

________________________________________________________________________________

                            ITEM 3. LEGAL PROCEEDINGS
________________________________________________________________________________

Amexdrug is not presently a party to any material pending legal proceedings. To the best of Amexdrug's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against Amexdrug.

________________________________________________________________________________

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
________________________________________________________________________________

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II

______________________________________________________________________________

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
______________________________________________________________________________

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

            Quarter ended                 High bid          Low bid
            -------------                 --------          -------
            March 31, 2005                 $0.17             $0.15
            June 30, 2005                  $0.18             $0.17
            September 30, 2005             $2.25             $0.18
            December 31, 2005              $2.00             $1.90
            March 31, 2006                 $2.25             $2.00
            June 30, 2006                  $2.25             $1.80
            September 30, 2006             $1.80             $1.80
            December 31, 2006              $1.80             $1.70

Holders

The number of record holders of Amexdrug's common stock as of April 6, 2007 is approximately 190.

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

________________________________________________________________________________

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
________________________________________________________________________________

Overview

Amexdrug Corporation is located at 8909 West Olympic Boulevard, Suite 208, Beverly Hills, California 90211. Its phone number is (310) 855-0475. Its fax number is (310) 855-0477. Its website is www.amexdrug.com. Shares of Amexdrug common stock are traded on the OTC Bulletin Board under the symbol AXRX.OB. The President of Amexdrug has had experience working in the pharmaceutical industry for the past 26 years.

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

Results of operations

For the year ended December 31, 2006, Amexdrug reported sales of $4,649,835, comprised entirely of income from Allied Med, Inc.'s and Dermagen Inc.'s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) health and beauty products. This was $301,125 less than the $4,950,960 of sales reported for the year ended December 31, 2005. The decline in sales is due to increased competition and Amexdrug's search for better discount products to sell. Cost of goods sold for the year ended December 31, 2006 was $4,206,522, a decrease of $406,386 from the $4,612,908 cost of goods sold for the year ended December 31, 2005. During the year ended December 31, 2006 gross profit increased by $105,261 to $443,313 or 9.5% of sales from the $338,052 or 6.8% of sales recorded for the year ended December 31, 2005. The Company attributes its increase in gross profit margin in 2006 due to the higher profit margin products manufactured and sold by Dermagen, Inc.

Selling, general and administrative expense was $417,804 for the year ended December 31, 2006, an increase of $67,756 from the $350,048 recorded for the year ended December 31, 2005. This increase in selling, general and administrative expense is attributable to increased employee expense and lease obligations assumed by the Company due to its acquisition of Dermagen, Inc.

During the year ended December 31, 2006, Amexdrug experienced net income of $21,167. This was $7,004 more than the $14,163 net income recorded for the year ended December 31, 2005. Although Amexdrug's net income increased during the year ended December 31, 2006 by only $7,004, Amexdrug's net income in the year ended December 31, 2005 included a gain on litigation settlement of $28,428. Amexdrug had no gain on litigation settlement during 2006.

Liquidity and capital resources - December 31, 2006

As of December 31, 2006, Amexdrug reported total current assets of $421,146, comprised primarily of cash and cash equivalents of $89,017, accounts receivable of $174,423 and inventory of $141,849. Total assets as of December 31, 2006 were $494,300, which included total current assets of $421,146, plus net property and equipment of $31,618, lease deposits of $12,158, customer base of $10,649, goodwill of $17,765 and trademarks of $964.

Amexdrug's liabilities as of December 31, 2006 consist of accounts payable of $336,471, notes payable to a related party of $73,140, accrued interest on the notes payable of $2,200, accrued liabilities of $6,367, current portion of capital lease obligations of $19,823, accrued taxes of $11,573 and total long-term liabilities of $13,954.

During the year ended December 31, 2006, Amexdrug used $99,688 cash in operating activities compared to $165,229 cash provided by operating activities in the year ended December 31, 2005. The primary adjustments to reconcile net income to net cash provided by operating activities during 2006 were as follows: an increase in accounts receivable of $88,821, a decrease in accounts payable of $3,424, an increase in inventory of $63,918, a depreciation expense of $20,649 and accrued income taxes of $10,310. Cash decreased during the year ended December 31, 2006 by $88,391 compared to an increase during 2005 of $172,715. Amexdrug had a cash balance of $89,017 at December 31, 2006. Operations have primarily been funded through cash generated from operations. Increases in loans from related parties have also provided some additional cash for operations.

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

________________________________________________________________________________

                          ITEM 7. FINANCIAL STATEMENTS
________________________________________________________________________________

Amexdrug's consolidated audited balance sheets as of December 31, 2006 and 2005, and Amexdrug's consolidated audited statements of operations, stockholders' equity, and cash flows for the fiscal years ended December 31, 2006 and 2005 are included hereafter.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................21

Consolidated Balance Sheets -- December 31, 2006 and 2005....................22

Consolidated Statements of Operations for the Years Ended December 31,
  2006 and 2005..............................................................23

Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 2006 and 2005.................................................24

Consolidated Statements of Cash Flows for the Years Ended December 31,
  2006 and 2005..............................................................25

Notes to Consolidated Financial Statements...................................26

 HANSEN, BARNETT & MAXWELL, P.C.
   A Professional Corporation
  CERTIFIED PUBLIC ACCOUNTANTS
   5 Triad Center, Suite 750
 Salt Lake City, UT 84180-1128
     Phone: (801) 532-2200
      Fax: (801) 532-7944
        www.hbmcpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and the Stockholders
Amexdrug Corporation
Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Amexdrug Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amexdrug Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



                                        HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 9, 2007

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


December 31,                                         2006               2005
-------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                        $     89,017      $    177,408
Accounts receivable, net of allowance
  for doubtful accounts of $29,788 and
  $19,500, respectively                               174,423            95,890
Inventory                                             141,849            77,931
Prepaid expenses                                        3,993             3,780
Deferred tax asset                                     11,864             7,768
-------------------------------------------------------------------------------
  Total Current Assets                                421,146           362,777
-------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                         164,982           164,982
Leasehold improvements                                 15,700            15,700
-------------------------------------------------------------------------------
  Total Property and Equipment                        180,682           180,682
Less:  Accumulated depreciation                      (149,064)         (128,415)
-------------------------------------------------------------------------------
  Net Property and Equipment                           31,618            52,267
Lease Deposits                                         12,158            12,158
Customer Base, Net of Accumulated
  Amortization of $7,610 and $1,522,
  respectively                                         10,649            16,737
Trademarks, Net of Accumulated
  Amortization of $36                                     964                 -
Goodwill                                               17,765            17,765
-------------------------------------------------------------------------------

Total Assets                                     $    494,300      $    461,704
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                 $    336,471      $    339,895
Notes payable to related parties                       73,140            53,140
Accrued interest on notes payable to
  related parties                                       2,200                 -
Accrued liabilities                                     6,367             7,461
Accrued income taxes                                   11,573             1,263
Current portion of capital lease
  obligations                                          19,823             8,190
-------------------------------------------------------------------------------
  Total Current Liabilities                           449,574           409,949
-------------------------------------------------------------------------------

Long-term Liabilities
Deferred income taxes                                  13,954            22,814
Capital lease obligations, net of current
  portion                                                   -            19,336
-------------------------------------------------------------------------------
Total Long-Term Liabilities                            13,954            42,150
-------------------------------------------------------------------------------

Stockholders' Equity
Common stock - $0.001 par value,
  50,000,000 shares authorized,
  8,470,481 and 8,470,481 shares
  issued and outstanding                                8,471             8,471
Additional paid-in capital                             83,345            83,345
Accumulated deficit                                   (61,044)          (82,211)
-------------------------------------------------------------------------------
  Total Stockholders' Equity                           30,772             9,605
-------------------------------------------------------------------------------

Total Liabilities and Stockholders'
  Equity                                         $    494,300      $    461,704
===============================================================================

   The accompanying notes are an integral part of these financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS



For the Years Ended December 31,                     2006               2005
-------------------------------------------------------------------------------

Sales                                            $  4,649,835      $  4,950,960
Cost of Goods Sold                                  4,206,522         4,612,908
-------------------------------------------------------------------------------

Gross Profit                                          443,313           338,052

Expenses
Selling, general and administrative expense          (417,804)         (350,048)
Gain on litigation settlement                               -            28,428
Interest expense                                       (5,725)           (4,595)
Interest and other income                                   -               870
-------------------------------------------------------------------------------

Income from Operations                                 19,784            12,707

Benefit from Income Taxes                               1,383             1,456
-------------------------------------------------------------------------------

Net Income                                       $     21,167      $     14,163
===============================================================================

Basic Income per Common Share                    $          -      $          -
===============================================================================

Basic Weighted-Average Common Shares
  Outstanding                                       8,470,481         8,385,111
===============================================================================














   The accompanying notes are an integral part of these financial statements.

                       AMEXDRUG CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                        Total
                            Common Stock      Additional                Stock-
                          -----------------    Paid-In    Accumulated   holders'
                          Shares     Amount    Capital      Deficit     Equity
-------------------------------------------------------------------------------

Balance,
  December 31, 2004      8,049,398  $ 8,050   $   7,972   $ (96,374)  $ (80,352)

Conversion of notes
  payable to common
  stock, $0.18 per
  share                    421,083      421      75,373           -      75,794

Net income                       -        -           -      14,163      14,163
-------------------------------------------------------------------------------

Balance, December 31,
  2005                   8,470,481    8,471      83,345     (82,211)      9,605

Net income                       -        -           -      21,167      21,167
-------------------------------------------------------------------------------

Balance, December 31,
  2006                   8,470,481  $ 8,471   $  83,345   $ (61,044)  $  30,772
===============================================================================















   The accompanying notes are an integral part of these financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                     2006              2005
-------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                       $    21,167       $     14,163
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation                                        20,649             22,581
  Amortization                                         6,124              1,522
  Provision for doubtful accounts                     10,288                  -
  Deferred income taxes                              (12,956)            (2,719)
  (Gain) loss on litigation settlement                     -            (28,428)
  Changes in operating assets and liabilities:
    Accounts receivable                              (88,821)           201,420
    Inventory                                        (63,918)            15,962
    Prepaid expenses                                    (213)            (3,780)
    Accounts payable                                  (3,424)           (59,164)
    Accrued liabilities                               (1,094)             3,209
    Accrued interest                                   2,200                  -
    Accrued income taxes                              10,310                463
-------------------------------------------------------------------------------
      Net Cash (Used in) Provided by Operating
       Activities                                    (99,688)           165,229
-------------------------------------------------------------------------------

Cash Flow from Investing Activities:
Purchase of stock of Dermagen, Inc.                        -            (70,000)
Acquisition of trademarks                             (1,000)                 -
Increase in lease deposits                                 -            (11,058)
-------------------------------------------------------------------------------
      Net Cash Used in Investing Activities           (1,000)           (81,058)
-------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Proceeds from borrowings from related party           20,000             99,260
Principal payments on capital lease obligations       (7,703)           (10,716)
-------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities       12,297             88,544
-------------------------------------------------------------------------------

Net (Decrease) Increase in Cash                      (88,391)           172,715

Cash at Beginning of Year                            177,408              4,693
-------------------------------------------------------------------------------

Cash at End of Year                              $    89,017       $    177,408
===============================================================================

Supplemental Cash Flow Information:
Cash paid for interest                           $     2,958       $      4,595
-------------------------------------------------------------------------------

Supplemental Schedule of Noncash Investing
  and Financing Activities:
Conversion of related party note payable to
  common stock                                   $         -       $     75,794
-------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


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

Dermagen, Inc., is a manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals, medical devices, and health and beauty products. Dermagen has a US Federal Drug Administration (FDA) registered and state FDA approved manufacturing facility license to develop skin and novel health and beauty products for niche markets.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Amexdrug Corporation and its wholly-owned subsidiaries, Allied Med, Inc. and Dermagen, Inc. The accompanying consolidated financial statements include the results of Dermagen Inc.'s operations beginning October 7, 2005, the date of acquisition. Inter-company accounts and transactions have been eliminated in consolidation.

Business Condition - During the years ended December 31, 2006 and 2005, the Company experienced decreases in revenue of approximately 6% and 24%, or $301,125 and $1,579,525, respectively. At December 31, 2006 and 2005, the
Company had working capital deficiencies of $28,428 and $47,172, respectively. Management has borrowed from related parties as more fully described in Note 6. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

During the year ended December 31, 2006, purchases from two vendors accounted for 47% and 27% of total purchases, respectively. Accounts payable to these vendors accounted for 12% and 54% of the total accounts payable balance as of December 31, 2006, respectively. During the year ended December 31, 2005,

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


purchases from those two vendors accounted 46% and 0% of total purchases, respectively. Accounts payable to these vendors accounted for 82% and 0% of the total accounts payable balance as of December 31, 2005. The loss of these vendors could have a potential negative effect upon the Company's future operations.

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

Inventory - Inventory includes purchased products for resale and raw materials and supplies necessary to manufacture pharmaceuticals, medical devices, and health and beauty products and is stated at the lower of cost (using the first-in, first-out method) or market value. Provisions, when required, are made to reduce excess and expired inventory to its estimated net realizable value. Although competitive pressures and pharmaceutical advancements expose the Company to the risk that estimates of the net realizable could change in the near term, the Company's agreements with most vendors provide for the right of return of outdated or expired inventory. The Company is exposed to other ownership related risks associated with inventory. Inventory consist of the following:

                                                     2006              2005
-------------------------------------------------------------------------------
Raw materials                                    $     48,643      $     21,428
Finished goods                                         93,206            56,503
-------------------------------------------------------------------------------
Total inventory                                  $    141,849      $     77,931
===============================================================================

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

        Office and computer equipment                       3 - 10 years
        Leasehold improvements                              2 - 5 years


Depreciation expense was $20,649 and $22,581 for the years ended December 31, 2006 and 2005, respectively. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) Statement No. 153, Exchanges of Non-monetary Assets--an amendment of APB Opinion No. 29. Beginning on January 1, 2006, the Company recognizes gains or losses upon the trade-in of property and equipment based upon the difference between the fair value and the depreciated cost of the assets on the dates exchanged for those transactions with commercial substance. Commercial substance is defined as a transaction in which the future

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


cash flows of the Company are expected to change significantly as a result of the exchange. Through December 31, 2005 and before the adoption of SFAS Statement No. 153, no gain or loss was recognized upon the trade-in of property or equipment. As there were no trade-ins of property or equipment during the year ended December 31, 2006, there were no effects on the financial statements as a result of adoption of SFAS Statement No. 153.

Intangible Assets - The estimated fair value of Dermagen's customer base was recorded as an intangible asset at the date of acquisition and is amortized over the estimated useful life of the customer base, which is three years. Trademarks are recorded at cost and are amortized over their estimated useful life, which is ten years. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted cash flows.

Goodwill - Goodwill represents the excess of the purchase price of Dermagen, Inc. over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs. The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit). The fair value of a reporting unit is determined based upon a weighting of the quoted market price of the Company's common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors. Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill. The amount of impairment of goodwill is measured by the excess of the goodwill's carrying value over its fair value. As of December 31, 2006, the Company's goodwill was not deemed to be impaired.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2006, based on the analysis of estimated undiscounted future net cash flows, the Company did not consider any of its long-lived assets to be impaired.

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

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


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

Basic Income Per Share - Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. As of December 31, 2006 and 2005, the Company did not have any potentially issuable common shares outstanding; accordingly, diluted income per share is not applicable to the Company and is not presented.

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 157 in 2008. The Company is currently evaluating the impact of SFAS 157 on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB
Statement No. 115 (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

NOTE 2 - ACQUISITION OF DERMAGEN, INC.

On July 22, 2005, Amexdrug Corporation entered into an agreement to acquire all of the capital stock of Dermagen, Inc. (Dermagen), a California corporation. The Company completed its purchase of Dermagen on October 7, 2005 with Amexdrug paying $70,000 in cash to the Dermagen shareholder. Amexdrug borrowed $40,000 from the wife of Amexdrug's CEO to complete the acquisition. Amexdrug purchased Dermagen for its customer base, its products, its presence in the health and beauty products industry, and its FDA licensed facility. The results of Dermagen's operations have been included in the consolidated financial statements since October 7, 2005.

The following table summarized the estimated fair values of assets and liabilities assumed of Dermagen as of October 7, 2005.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


Assets
Inventory                                                          $     20,400
Office and computer equipment                                            31,341
Customer base                                                            18,259
Goodwill                                                                 17,765
-------------------------------------------------------------------------------
  Total Assets                                                           87,765
-------------------------------------------------------------------------------

Liabilities
Deferred taxes                                                           17,765
-------------------------------------------------------------------------------

Net Assets                                                         $     70,000
===============================================================================

The goodwill was assigned to the health and beauty products segment. Goodwill is not deductible for tax purposes.

Pro forma results of operations have not been presented as the differences from the Company's annual operations for 2005 are not material.

NOTE 3 - INTANGIBLE ASSETS

Intangible Assets - Intangible assets consist of trademarks and the customer base of Dermagen, Inc. Upon acquisition of Dermagen, Inc., the Company recorded the customer base at $18,259. Accumulated amortization on the customer base was $7,610 and $1,522 at December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, the Company acquired trademarks valued at a cost of $1,000. Accumulated amortization on the trademarks was $36 at December 31, 2006. In aggregate, the Company recognized amortization expense of $6,124 and $1,522 for the years ended December 31, 2006 and 2005, respectively.

The following table describes the annual future amortization of the trademarks and customer base.

        Years Ending December 31,
        -----------------------------------------------------------------------
          2007                                                     $      6,186
          2008                                                            4,663
          2009                                                              100
          2010                                                              100
          2011                                                              100
          Thereafter                                                        464
        -----------------------------------------------------------------------
        Total future amortization expense                          $     11,613
        =======================================================================

Goodwill - The increase in goodwill of $17,765 during the year ended December 31, 2005 was from the acquisition of Dermagen.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 4 - LEASES

Operating Leases --The Company leases certain of its operating facilities under non-cancelable operating leases that expire during 2007. Rent expense is recognized on a straight-line basis over the term of the leases. In addition, the Company pays payments on and uses an automobile that is under a non-cancelable operating lease in the name of the wife of the president of the Company. The automobile lease was initiated in January of 2007 and requires 36 monthly payments of $530. Rent expense relating to all operating leases for the years ended December 31, 2006 and 2005 was $62,045 and $43,871, respectively. Required future minimum payments under the non-cancelable operating leases are as follows:

  Years Ending December 31,
  -----------------------------------------------------------------------------
  2007                                                             $     39,533
  2008                                                                    6,359
  2009                                                                      530
  -----------------------------------------------------------------------------
  Total future minimum payments                                    $     46,422
  =============================================================================

As of December 31, 2006, the Company had refundable deposits relating to these operating leases of $11,058. Additionally, the Company leases its executive offices on a month-to-month basis for $1,060 per month.

Capital Lease Obligations -- Certain equipment is leased under capital lease agreements. The following is a summary of assets held under capital lease agreements at December 31, 2006:

  Property and equipment                                           $     97,706
  Less:  accumulated depreciation                                       (84,369)
  -----------------------------------------------------------------------------
  Net property and equipment under capital lease                   $     13,337
  =============================================================================

During the year ended December 31, 2006 and 2005, the Company recognized $8,498 and $16,757, respectively, of depreciation relating to these leased assets.

The following is a schedule of future minimum lease payments under capital lease obligations:

  Years Ending December 31,
  -----------------------------------------------------------------------------
  2007                                                             $     21,801
  Less:  Amount representing interest                                    (1,978)
  -----------------------------------------------------------------------------
  Present value of net minimum lease payments                            19,823
  Less: current portion of capital lease obligations                    (19,823)
  -----------------------------------------------------------------------------
  Long-term portion of capital lease obligations                   $          -
  =============================================================================

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 5 - INCOME TAXES

The provision for income taxes for the years ended December 31, 2006 and 2005 consisted of the following:

                                                     2006              2005
-------------------------------------------------------------------------------
Current tax expense                              $     11,573      $      1,263
Deferred tax benefit                                  (12,956)           (2,719)
-------------------------------------------------------------------------------
Benefit from Income Taxes                        $     (1,383)     $     (1,456)
===============================================================================

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision for income taxes for the years ended December 31, 2006 and 2005:

                                                     2006              2005
--------------------------------------------------------------------------------
Income tax at statutory rate (34%)               $      6,727      $      4,320
Non-taxable items                                         680             1,633
Change in valuation allowance                               -            (6,933)
Effect of actual lower tax rate                        (9,944)           (1,218)
State (tax) benefit net of federal tax                  1,154               742
-------------------------------------------------------------------------------
Benefit from Income Taxes                        $     (1,383)     $     (1,456)
===============================================================================

The components of the net deferred tax asset (liability) as of December 31, 2006 and 2005 are as follows:

                                                     2006              2005
-------------------------------------------------------------------------------
Operating loss carry forwards                    $          -      $        755
Allowance for bad debts                                11,864             7,768
-------------------------------------------------------------------------------
Total Deferred Tax Assets                              11,864             8,523
-------------------------------------------------------------------------------
Amortization                                           (4,242)           (6,668)
Depreciation                                           (9,712)          (16,901)
-------------------------------------------------------------------------------
Total Deferred Tax Liabilities                        (13,954)          (23,569)
-------------------------------------------------------------------------------
Net Deferred Tax Liability                       $     (2,090)     $    (15,046)
===============================================================================

The net change in the valuation allowance during the year ended December 31, 2005 was a decrease of $10,112, which eliminated any remaining valuation allowance. This was primarily the result of the offset of the deferred tax assets of Amexdrug by the deferred tax liabilities recognized in connection with the acquisition of Dermagen. No valuation allowance has been recorded as of December 31, 2006.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company purchased inventory totaling $34,304 from Amrx Corporation, a corporation owned by the president of the Company. No inventory was purchased from this company during the years ended December 31, 2006 and 2005. Accounts payable to Amrx totaled $13,140 as of December 31, 2006 and 2005.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


In December 2004, the Company borrowed $16,534 from the wife of the president of the Company. In January 2005, the Company borrowed an additional $59,260 from this person. On March 15, 2005, the loans were converted into 421,083 shares of common stock at the market price of $0.18 per share; accordingly, there was no beneficial conversion feature relating to this transaction. The Company borrowed $40,000 from this person in October of 2005 to facilitate the purchase of Dermagen and another $20,000 in August of 2006. The balance of $60,000 is payable on demand and carries an annual interest rate of 8%, payable every 6 months.

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

On October 9, 2004 a vendor filed suit to collect on an account in the amount of $32,234 from the Company. The Company reached a settlement during the year ended December 31, 2005 whereby it paid $5,000 for a full and broad release of all claims. A gain of $28,428 was recognized upon payment.

NOTE 8 - SEGMENT INFORMATION

Beginning in 2005, the Company has operations in two segments of its business, namely: Distribution and Health and Beauty Products. Distribution consists of the wholesale pharmaceutical distribution and resale of brand and generic pharmaceutical products, over-the-counter drugs and non-drug products and health and beauty products. Health and Beauty Products consist of the manufacture and distribution of primarily health and beauty products.

The following tables describe information regarding the operations and assets of these reportable business segments:

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005



                                       Health and   Elimination of
                                         Beauty      Intersegment
                        Distribution    Products        Assets         Total
--------------------------------------------------------------------------------

For the year ended
  December 31, 2006
Sales to external
  customers             $  4,427,231   $  222,604             -      $ 4,649,835
Depreciation and
  amortization                10,237       16,536             -           26,773
Segment income (loss)
  before taxes                29,651       (9,867)            -           19,784
Segment assets               401,418      147,403       (54,521)         494,300

For the year ended
  December 31, 2005
Sales to external
  customers             $  4,926,511   $   24,449             -      $ 4,950,960
Depreciation and
  amortization                19,969        4,134             -           24,103
Segment income (loss)
  before taxes                15,428       (2,721)            -           12,707
Segment assets               372,725       94,979        (6,000)         461,704

________________________________________________________________________________

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
________________________________________________________________________________

Amexdrug has had no changes in its independent registered public accounting firm or experienced other matters required to be disclosed pursuant to Item 304 of Regulation S-B during the two most recent fiscal years or any later interim period.

________________________________________________________________________________

                        ITEM 8A. CONTROLS AND PROCEDURES
________________________________________________________________________________

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2006. Management nevertheless has concluded that the consolidated financial statements included in this Form 10-KSB present fairly, in all material respects, the results of our operations and our financial position for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions. As of December 31, 2006, we identified the following material weakness in our internal controls:

      * We have a material weakness in the adequacy of our ability to complete notes to the financial statements.

There were no changes to any reported financial results that have been released by us in this or any other filings as a result of the above-described material weakness; however, the following actions have been commenced in response to the inadequacies noted above and in the prior year Form 10-KSB:

      * Initiation of an evaluation and remediation process with respect to internal controls over financial reporting and related processes designed to identify internal controls that mitigate financial reporting risk and identify control gaps that may require further remediation.

      * Evaluation of the staffing, organizational structure, systems, policies and procedures, and other reporting processes, to improve the accuracy of closing and adjusting these accounts and the preparation of accurate notes to the financial statements and to enhance the level of review and supervision.

Other than as described above, since the evaluation date, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

________________________________________________________________________________

                           ITEM 8B. OTHER INFORMATION
________________________________________________________________________________

None.

                                    PART III

________________________________________________________________________________

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
________________________________________________________________________________

Identification of directors and executive officers

The following table as of April 6, 2007, includes the name, age, and position of each executive officer and director of Amexdrug and the term of office of each director.

Name               Age    Position                 Director and/or Officer Since
----               ---    --------                 -----------------------------

Jack Amin          48     President, Secretary,             April 2000
                          Treasurer and Director

Rodney S. Barron,  54     Director                         December 2001
M.D.

Behrooz Meimand    58     Director                         December 2001

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

________________________________________________________________________________

                         ITEM 10. EXECUTIVE COMPENSATION
________________________________________________________________________________

Cash compensation

The following table sets forth the aggregate compensation paid by Amexdrug and/or its subsidiaries to the Company's Chief Executive Officer and to any other officer, director or employee who received $100,000 or more during any of the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                               Long Term Compensation
                        Annual Compensation    Awards          Payouts
                        -------------------    ------          -------

(a)           (b)       (c)      (d)   (e)      (f)      (g)     (h)    (i)

                                                        Secur-
                                                        ities           All
Name and     Year or                   Other    Rest-   Under-   LTIP   Other
Principal    Period    Salary   Bonus  Annual   ricted  lying    Pay-   Compen-
Position     Ended       ($)     ($)   Compen-  Stock   Options  outs   sation
--------------------------------------------------------------------------------
Jack Amin   12/31/06   $51,600    0      0        0        0       0      0
President/  12/31/05   $36,000    0      0        0        0       0      0
Director    12/31/04   $     0    0      0        0        0       0      0

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Amexdrug's management during the fiscal years ended December 31, 2006 and 2005. Further, no member of Amexdrug's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

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

Amexdrug intends to enter into an employment agreement with Jack Amin in the near future that will provide for a salary of $150,000 per year retroactive to January 1, 2007, and possible bonuses as the board of directors may determine are appropriate. In the event Amexdrug is unable to pay the full $150,000 per year annual salary to Mr. Amin, he has indicated that he may accept a portion of the salary in the form of Amexdrug common stock.

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

Other compensation

None.

________________________________________________________________________________

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
________________________________________________________________________________

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to Amexdrug to be the beneficial owners of more than five percent of Amexdrug's common stock as of April 6, 2007. Each of these persons has sole investment and sole voting power over the shares indicated.

                                      Number                 Percent
Name and Address            of Shares Beneficially Owned     of Class
----------------            ----------------------------     --------

Jack Amin                           7,755,000(1)               91.6%
8909 West Olympic Blvd.
Suite 208
Beverly Hills, CA 90211

         (1) Mr. Amin disclaims beneficial ownership of 421,083 shares of common stock acquired by his wife, Nora Amin, during 2005 that are not included in the foregoing amount

Security ownership of management

The following table sets forth the share holdings of Amexdrug's directors and executive officers as of April 6, 2007. Each of these persons has sole investment and sole voting power over the shares indicated.

                                        Number               Percent
Name and Address             of Shares Beneficially Owned    of Class
----------------             ----------------------------    --------

Jack Amin                             7,755,000(1)             91.6%
Rodney Barron, M.D.                           0                 0.0%
Behrooz Meimand                               0                 0.0%

All directors and executive
officers as a group (3)               7,755,000                91.6%

         (1) Mr. Amin disclaims beneficial ownership of 421,083 shares of common stock acquired by his wife, Nora Amin, during 2005 that are not included in the foregoing amount

All common shares held by the officers, directors and principal shareholders listed above are "restricted or control securities" and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum one year holding period has been met.

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

________________________________________________________________________________

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________________________________________________________________________________

Transactions with management and others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, during the last three fiscal years ended December 31, 2006, or since December 31, 2006, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the company's total assets at year-end for the last three fiscal years, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest, other than the following:

       1. Amexdrug anticipates that it will enter into an employment agreement with Jack Amin in the near future. It is expected that the employment agreement will be retroactive to January 1, 2007, and that it will provide for an annual salary of $150,000 and possible bonuses as the board of directors may determine are appropriate. The employment agreement may give Mr. Amin the option to take a portion of the salary in shares of the Company's common stock.

       2. During the year ended December 31, 2004, the Company purchased inventory totaling $34,304 from Amrx Corporation, a corporation owned by the president of the Company. No inventory was purchased from this company during the years ended December 31, 2006 and 2005. Accounts payable to Amrx totaled $13,140 as of December 31, 2006 and 2005

       3. In December 2004, the Company borrowed $16,534 from the wife of the President of the Company. In January 2005, the Company borrowed an additional $59,261 from the wife of the President of the Company. On March 15, 2005, the loans were converted into 421,083 shares of common stock at the market price of $0.18 per share. In October 2005, the Company borrowed $40,000 from this person to facilitate the purchase of Dermagen, Inc., and another $20,000 in August 2006. The $60,000 balance is payable on demand and carries an annual interest rate of 8.0%, payable every six months.

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

________________________________________________________________________________

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
________________________________________________________________________________

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

         ** Exhibit 2.2 is incorporated by reference from Amexdrug's Form 8-K Current Report filed January 15, 2002 as Exhibit 10.01

         *** Exhibits 3.1, 3.2 and 21.1 are incorporated by reference from Amexdrug's 2001 Form 10-KSB filed April 1, 2002.

(b) Reports on Form 8-K

Amexdrug filed no reports on Form 8-K during the last quarter of the period covered by this report:

________________________________________________________________________________

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
________________________________________________________________________________

Audit Fees

For the fiscal years ended December 31, 2006 and 2005, our principal accountant billed $19,000 and $17,000, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

Audit-Related Fees

There were no other fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for the fiscal years ended December 31, 2006 and 2005.

Tax Fees

For the fiscal years ended December 31, 2006 and 2005, our principal accountant billed us $1,000 and $1,000, respectively, for services for tax compliance, tax advice, and tax planning work.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years ended December 31, 2006 and 2005.

Pre-Approved Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

________________________________________________________________________________

                                   SIGNATURES
________________________________________________________________________________

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMEXDRUG CORPORATION



Date: April 9, 2007                     By   /s/ Jack Amin
                                           -------------------------------------
                                           Jack Amin, Director, President and
                                           Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 9, 2007                     By   /s/ Jack Amin
                                           -------------------------------------
                                           Jack Amin, Director, President and
                                           Chief Executive Officer, Chief
                                           Financial Officer and Chief
                                           Accounting Officer



Date: April 9, 2007                     By
                                           -------------------------------------
                                           Rodney Barron, M.D., Director



Date: April 9, 2007                     By   /s/ Behrooz Meimand
                                           -------------------------------------
                                           Behrooz Meimand, Director

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

--------------------------------------------------------------------------------