Form 10QSB
period 2007-03-31
AMEXDRUG CORP
filed 2007-05-21
CIK 45621

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to ____________

                          Commission file number 0-7473

                              Amexdrug Corporation
                              --------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                   95-2251025
   --------------------------------                 -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 2007, there were 8,470,481 shares of the issuer's common stock issued and outstanding.

                              AMEXDRUG CORPORATION
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----

Item 1.  Financial Statements (Unaudited)....................................3

         Condensed Consolidated Balance Sheets -- As of March 31,
           2007 and December 31, 2006 (Unaudited)............................5

         Condensed Consolidated Statements of Operations for
           the Three Months Ended March 31, 2007 and 2006
           (Unaudited).......................................................6

         Condensed Consolidated Statements of Cash Flows for
           the Three Months Ended March 31, 2007 and 2006
           (Unaudited).......................................................7

         Notes to Condensed Consolidated Financial Statements
           (Unaudited).......................................................8

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

Item 3.  Defaults Upon Senior Securities....................................15

Item 4.  Submission of Matters to a Vote of Security Holders................15

Item 5.  Other Information..................................................15

Item 6.  Exhibits and Reports on Form 8-K...................................15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The unaudited condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of March 31, 2007 and December 31, 2006, the related unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2007 and March 31, 2006, the related unaudited condensed consolidated statements of cash flows for the three month periods ended March 31, 2007 and March 31, 2006 and the notes to the unaudited condensed consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug's annual report on Form 10-KSB for the year ended December 31, 2006.

         The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of Amexdrug Corporation consolidated with Allied Med, Inc., Dermagen, Inc., and BioRx Pharmaceuticals, Inc., its wholly owned subsidiaries, and all such adjustments are of a normal recurring nature. The names "Amexdrug", "we", "our" and "us" used in this report refer to Amexdrug Corporation.

         Operating results for the quarter ended March 31, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

  Condensed Consolidated Balance Sheets (Unaudited) - March 31,
    2007 and December 31, 2006...............................................5

  Condensed Consolidated Statements of Operations (Unaudited)
     for the Three Months Ended March 31, 2007 and 2006......................6

  Condensed Consolidated Statements of Cash Flows (Unaudited)
     for the Three Months Ended March 31, 2007 and 2006......................7

  Notes to Condensed Consolidated Financial Statements.......................8

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  Unaudited
                                                   March 31,         Dec 31,
                                                     2007             2006
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                        $     76,842    $       89,017
Accounts receivable, net of allowance
for doubtful accounts of $14,934 and $29,788,
respectively                                          216,561           174,423
Inventory                                              97,169           141,849
Inventory-Biorx                                       110,880                 -
Prepaid expenses                                        3,993             3,993
Deferred tax asset                                     41,117            11,864
--------------------------------------------------------------------------------
  Total Current Assets                           $    546,562    $      421,146
--------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                         164,982           164,982
Leasehold improvements                                 15,700            15,700
--------------------------------------------------------------------------------
  Total Property and Equipment                        180,682           180,682
Less:  Accumulated depreciation                      (155,867)         (149,064)
--------------------------------------------------------------------------------
  Net Property and Equipment                           24,815            31,618
Lease Deposits                                         12,158            12,158
Customer Base, Net of Accumulated
Amortization of $9,132 and $7,610,
respectively                                            9,127            10,649
Trademark, Net of Accumulated Amortization
of $54 and $36, respectively                              946               964
Account settlement receivable                          34,979                 -
Goodwill                                               17,765            17,765
--------------------------------------------------------------------------------

Total Assets                                     $    646,352    $      494,300
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $    319,233    $      336,471
Notes payable to related parties                       73,140            73,140
Accrued interest on notes payable to
related parties                                         3,400             2,200
Accrued liabilities                                     4,278             6,367
Accrued income taxes                                   54,620            11,573
Current portion of capital lease obligations           19,823            19,823
Deferred Taxes                                         13,954            13,954
--------------------------------------------------------------------------------
  Total Current Liabilities                           488,448           463,528
--------------------------------------------------------------------------------


Stockholders' Equity
Common stock - $0.001 par value, 50,000,000
 shares authorized, 8,470,481 and 8,470,481
 shares issued and outstanding                          8,471             8,471
Additional paid-in capital                             83,345            83,345
Retained Earnings (Deficit)                            66,088           (61,044)
--------------------------------------------------------------------------------
  Total Stockholders' Equity                          157,904            30,772
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity       $    646,352    $      494,300
================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


For the Period Ended March 31,                       2007              2006
--------------------------------------------------------------------------------

Sales                                            $  1,761,823    $    1,074,800
Cost of Goods Sold                                  1,568,133           935,734
--------------------------------------------------------------------------------

Gross Profit                                          193,690           139,066

Expenses
Selling, general and administrative expense          (106,624)         (130,305)
Interest expense                                       (1,200)             (651)
Interest and other income                              55,060                 -
--------------------------------------------------------------------------------

Income From Operations                                140,926             8,110

Provision for (Benefit from) Income Taxes             13,794               (379)
--------------------------------------------------------------------------------

Net Income                                       $    127,132    $        8,489
================================================================================


Basic Income Per Common Share                    $       0.02    $            -
================================================================================

Basic Weighted-Average Common Shares
Outstanding                                         8,470,481          8,473,866
================================================================================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


For the Three Months Ended March 31,                 2007              2006
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income                                       $    127,132    $        8,489
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation                                          6,803            12,813
  Amortization                                          1,540             1,522
  Recovery of bad debt                                (14,854)                -
  Changes in operating assets and liabilities:
   Accounts receivable                                (27,284)          (32,518)
   Inventory                                          (66,200)           10,684
   Prepaid expenses                                         -              (165)
   Deferred income taxes                              (29,253)           (4,172)
Account Settlement Receivable                         (34,979)
   Accounts payable and accrued liabilities           (19,327)           32,918
   Accrued interest-related party                       1,200                 -
   Corp Income Tax Payable-Fed                         31,139                 -
   Corp Income Tax Payable-State                       11,908                 -
--------------------------------------------------------------------------------

  Net Cash Provided by (Used in)
   Operating Activities                               (12,175)           29,571
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:                       -                 -

Cash Flows from Financing Activities:
Principal payments on capital lease
 obligations                                                -            (1,948)
--------------------------------------------------------------------------------

  Net Cash Provided by (Used in)
   Financing Activities                                     -            (1,948)
--------------------------------------------------------------------------------

Net Increase (decrease) in Cash                       (12,175)           27,623

Cash at Beginning of Period                            89,017           177,408
--------------------------------------------------------------------------------

Cash at End of Period                            $     76,842    $      205,031
================================================================================

Supplemental Cash Flow Information:
Cash paid for interest                           $          -    $          651
Cash paid for taxes                              $          -    $            -
--------------------------------------------------------------------------------




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Organization and Nature of Operations - Amexdrug's wholly owned subsidiaries include Allied Med, Inc., Dermagen Inc. and this year BioRx Pharmaceuticals.

Allied Med Inc., was formed in October 1997 and is engaged in the pharmaceutical wholesale business of selling brand and generic pharmaceuticals products, over-the-counter drug and non-drug products and health and beauty products to independent and chain pharmacies, alternative care facilities and other wholesalers.

Dermagen Inc., is a manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals, medical devices, and health and beauty products. Dermagen has a US Federal Drug Administration (FDA) registered and state FDA approved manufacturing facility licensed to develop skin and novel health and beauty products for niche markets.

On November 8, 2004, Amexdrug formed a new subsidiary, BioRx Pharmaceuticals, Inc. as a Nevada corporation ("BioRx"). BioRx is committed to offer over the counter (OTC) products that are recommended with trust and faith by physicians, primarily podiatrists and dermatologists. The focus and mission of BioRx is to create, develop and manufacture products to help ease pain and restore and maintain the overall well-being of our customers.

Condensed Financial Statements - The accompanying condensed statements have been prepared based on the documents and schedules provided by the client and are unaudited. In our opinion and of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed therein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2006.

Concentrations - During the three months ended March 31, 2007, purchases from two vendors accounted for 63% and 14% of total purchases. As of March 31, 2007, accounts payable to these vendors accounted for 68% and 12% of the total accounts payable, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of March 31, 2007 the balance of notes payable to the wife of the president of the Company amounted to $60,000 and the interest accrued amounted to $3,400, that is $1,200 for this year and $ 2,400 in 2006.

NOTE 3 - INVENTORY

Inventory includes purchased products for resale and raw materials and supplies necessary to manufacture pharmaceuticals, medical devices, and health and beauty products. On March 2007 BioRx Pharmaceuticals, one of the subsidiaries purchased from Dermagen Inc inventory totaling $ 110,880. The following table describes the balances in inventory as of March 31, 2007:

March 31, 2007
-------------------------------------------------------------
Raw materials                                    $     47,383
Finished goods                                         49,786
Finished goods - BioRx Pharmaceuticals                110,880
-------------------------------------------------------------
Total Inventory                                  $    208,049
-------------------------------------------------------------

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SEGMENT INFORMATION
The Company has operations in two segments of its business, namely: distribution and health and beauty products. Distribution consists of the wholesale pharmaceutical distribution and resale of brand and generic pharmaceuticals products, over-the counter drugs and non-drug products. Health and beauty products consist of manufacturing and distribution of health and beauty products.

The following tables describe information regarding the operations and assets of these reportable business segments:

 For the three Months                             Health and
 Ended March 31, 2007            Distribution   Beauty Products        Total
--------------------------------------------------------------------------------
Sales to external customers      $  1,669,162    $     92,661    $    1,761,823
Segment income (loss) before
  taxes                                38,474         102,452           140,926
Segment assets                        599,681         299,281           898,962
--------------------------------------------------------------------------------

March 31, 2007
---------------------------------------------
Total assets for reportable
  segments                       $    898,962
Elimination of intersegment
  assets                             (252,610)
---------------------------------------------
Consolidated Total Assets        $    646,352
---------------------------------------------

NOTE 5 - SIGNIFICANT ACCOUNTING POLICIES

Income Taxes - Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other portions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceed the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company does not recognize an increase in the liability for unrecognized tax benefits. No unrecognized tax benefits are being reported for the quarter ended March 31, 2007.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

         Through its wholly-owned subsidiaries, Dermagen, Inc. and Allied Med, Inc., Amexdrug is primarily a full-line, wholesale distributor of pharmaceuticals, over-the-counter (OTC) products, health and beauty care products, and nutritional supplements. Dermagen, Inc. also manufactures products which it sells, and it sells private label products to other companies. Amexdrug Corporation distributes its products through Dermagen, Inc. and Allied Med, Inc. primarily to independent pharmacies in the western and southeastern regions of the United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers. Over the next several months, Amexdrug Corporation anticipates expanding its market area to include other regions in the continental United States.

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

         References in this report to "we," "our," "us," the "company" and "Amexdrug" refer to Amexdrug Corporation and also to our subsidiaries, Dermagen, Inc., Allied Med, Inc. and BioRx Pharmaceuticals, Inc.

         Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,470,481 are issued and outstanding.

         Allied Med, Inc.
         ----------------

         On December 31, 2001, Amexdrug acquired all of the issued and outstanding common shares of Allied Med, Inc., an Oregon corporation, ("Allied Med") in a related party transaction.

         Allied Med was formed as an Oregon corporation in October 1997, to operate in the pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, over-the-counter (OTC) drug and non-drug products and health and beauty products to independent and chain pharmacies, alternative care facilities and other wholesalers.

         Amexdrug has assumed the operations of Allied Med, and Amexdrug intends to build on the pharmaceutical wholesale operations of Allied Med.

         The accompanying financial information includes the operations of Allied Med for all periods presented and the operations of Amexdrug Corporation from April 25, 2000.

         Dermagen, Inc.
         --------------

         Amexdrug completed its purchase of Dermagen, Inc. on October 7, 2005. Dermagen, Inc. is now an operating subsidiary of Amexdrug. The acquisition of Dermagen, Inc. is not considered to be an acquisition of a significant amount of assets which would require audited financial statements of Dermagen, Inc.

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

         Royal Health Care Company
         -------------------------

         In October 2003, Allied Med acquired 100% of the assets of Royal Health Care Company. Royal Health Care Company is a health and beauty company which has sold specially manufactured facial and body creams, arthritic pain relief medications and an exclusive patented hair care product to pharmacies, beauty salons, beauty supply stores and other fine shops. Royal Health Care Company uses the highest quality ingredients for the finest quality products. Each product has been formulated with the essential ingredients and plant extracts to achieve optimum potential and quality. Royal Health Care Company products are manufactured by a third party in an FDA approved manufacturing facility.

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

         On November 8, 2004, Amexdrug formed a new subsidiary, BioRx Pharmaceuticals, Inc. as a Nevada corporation. BioRx Pharmaceuticals, Inc. is committed to offer over the counter (OTC) products that are recommended with trust and faith by physicians, primarily podiatrists and dermatologists. The focus and mission of BioRx Pharmaceuticals, Inc. is to create, develop and manufacture products to help ease pain and restore and maintain the overall well-being of our customers. We strive for high performance and quality. Our commitment is to offer natural and OTC products that are recommended with confidence by doctors and pharmacists and that the customer can use with pleasure. Our compliance program is diligently followed through the Company. BioRx Pharmaceuticals, inc. maintains high ethics for animal welfare and our products are never tested on animals. All products are made in the USA.

         A total of nine products have been manufactured for sale by BioRx Pharmaceuticals, Inc. Four of the products are sold OTC for treatment of fungus, arthritis and for sunburn protection. The other five products are natural products for feet, nails and sunburn protection. BioRx is planning to sell these products to national chain drugstores, sport chain stores, natural food markets and other markets. These products will be marketed under the name BioRx Laboratories.

         Results of Operations
         ---------------------

         For the three months ended March 31, 2007, Amexdrug reported sales of $1,761,823, comprised entirely of income from the pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and (OTC) health and beauty products by our subsidiaries, Dermagen, Inc., Allied Med and BioRx Pharmaceuticals, Inc. This is $687,023 more than the $1,074,800 of sales reported for the three months ended March 31, 2006. During the three month period ended March 31, 2007, Amexdrug experienced an increase in total sales due, in part, to an increase in sales of Dermagen products and to an increased customer base. Cost of goods sold for the three months ended March 31, 2007 was $1,568,133, an increase of $632,399 over the $935,734 cost of goods sold for the three months ended March 31, 2006. During the three months ended March 31, 2007 gross profit increased by $54,624 to $193,690, or 11.0% of sales, from the $139,066, or 12.9% of sales recorded for the three months ended March 31, 2006. The improvement in gross profit margin is attributable to increased sales of higher gross margin products manufactured and sold by Dermagen, Inc.

         Selling, general and administrative expense was $106,624 for the three months ended March 31, 2007, a decrease of $23,681 from the $130,305 of selling, general and administrative expense recorded for the three months ended March 31, 2006. This decrease in selling, general and administrative expense is attributable to decreases in certain administrative expenses.

         During the three months ended March 31, 2007, Amexdrug experienced net income of $127,132, an increase of $118,643 from the $8,489 of net income recorded for the three months ended March 31, 2006. Amexdrug's increase in net profits during the three month period ended March 31, 2007 is attributable largely to the significant increase of sales of good margin products, without increasing selling, general and administrative expense.

         Liquidity and Capital Resources - March 31, 2007
         ------------------------------------------------

         As of March 31, 2007, Amexdrug reported total current assets of $546,562, comprised primarily of cash and cash equivalents of $76,842, accounts receivable of $216,561, inventory of $97,169 and BioRx Pharmaceutical's inventory of $110,880, and a deferred tax asset of $41,117. Total assets as of March 31, 2007 were $646,352, which included total current assets, plus net property and equipment of $24,815, lease deposits of $12,158, customer base of $9,127, trademark of $946, account settlement receivable of $34,979 and goodwill of $17,765.

         Amexdrug's liabilities as of March 31, 2007 consisted primarily of accounts payable of $319,233, payables to related parties of $73,140, accrued income taxes of $54,620, current portion of capital lease obligations of $19,823, and deferred taxes of $13,954.

         During the three months ended March 31, 2007, Amexdrug used $12,175 cash in operating activities compared to $29,571 cash provided by operating activities in the three months ended March 31, 2006. The primary adjustments to reconcile net income to net cash used in operating activities during the first quarter of 2007 were as follows: an increase in accounts receivable of $27,284, an increase in inventory of $66,200, a decrease in accounts payable and accrued liabilities of $19,327, an increase in deferred income taxes of $29,253, increases in corporate income tax payable to federal and state of $31,139 and $11,908, respectively, a decrease in recovery of bad debt of $14,854 and an increase in account settlement receivable of $34,979. Amexdrug had $76,842 in cash and cash equivalents at March 31, 2007. Operations have primarily been funded through cash generated from operations, and from loans made from the wife of our President. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

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

Item 3.  Controls and Procedures.

         Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of March 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

         During the last fiscal quarter ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

         31.1              Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         31.2              Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         32.1              Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         32.2              Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended March 31, 2007.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMEXDRUG CORPORATION


Date: May 17, 2007                      By: /s/ Jack Amin
                                           ---------------------------------
                                        Jack Amin
                                        Director, President, Chief Executive
                                        Officer, Chief Financial Officer
                                        and Chief Accounting Officer

--------------------------------------------------------------------------------