Form 10QSB
period 2007-06-30
AMEXDRUG CORP
filed 2007-08-14
CIK 45621

================================================================================

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to____________

                           Commission File No. 0-7473

                              Amexdrug Corporation
                ------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 2007, there were 8,470,481 shares of the issuer's common stock issued and outstanding.

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

         Condensed Consolidated Balance Sheet -- As of June 30,
          2007 (Unaudited)....................................................5

         Condensed Consolidated Statements of Operations for
          the Three and Six Months Ended June 30, 2007 and 2006
          (Unaudited).........................................................6

         Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 2007 and 2006
          (Unaudited).........................................................7

         Notes to Condensed Consolidated Financial Statements
          (Unaudited).........................................................8

Item 2.  Management's Discussion and Analysis or Plan of Operations..........11

Item 3.  Controls and Procedures.............................................15


                          PART II - OTHER INFORMATION
Item 1.  Legal Proceedings...................................................16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........16

Item 3.  Defaults Upon Senior Securities.....................................16

Item 4.  Submission of Matters to a Vote of Security Holders.................16

Item 5.  Other Information...................................................16

Item 6.  Exhibits and Reports on Form 8-K....................................16

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

         The unaudited condensed consolidated balance sheet of Amexdrug Corporation, a Nevada corporation, and subsidiary as of June 30, 2007, the related unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2007 and June 30, 2006, the related unaudited condensed consolidated statements of cash flows for the six month periods ended June 30, 2007 and June 30, 2006, and the notes to the unaudited condensed consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug Corporation's annual report on Form 10-KSB for the year ended of December 31, 2006.

         The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of Amexdrug Corporation consolidated with Allied Med, Inc., Dermagen, Inc., Royal Health Care, Inc. and BioRx Pharmaceuticals, Inc., its wholly owned subsidiaries, and all such adjustments are of a normal recurring nature. The names "Amexdrug", "we", "our" and "us" used in this report refer to Amexdrug Corporation.

         Operating results for the quarter ended June 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

 Condensed Consolidated Balance Sheets (Unaudited) - June 30, 2007...........5

 Condensed Consolidated Statements of Operations (Unaudited) for the
    Six Months Ended June 30, 2007 and 2006..................................6

 Condensed Consolidated Statements of Cash Flows (Unaudited) for the
    Six Months Ended June 30, 2007 and 2006..................................7

 Notes to Condensed Consolidated Financial Statements........................8

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                      June 30,
                                                                        2007
--------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                                $    75,255
Accounts receivable, net of allowance for
  doubtful accounts of $15,347                                          202,126
Inventory                                                               118,678
Inventory- Biorx                                                        106,317
Deferred tax asset                                                       18,000
Account Settlement Receivable                                            16,348
--------------------------------------------------------------------------------
   Total Current Assets                                                 536,724
--------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                                           165,981
Leasehold improvements                                                   15,700
--------------------------------------------------------------------------------
   Total Property and Equipment                                         181,681
Less:  Accumulated depreciation                                        (162,701)
--------------------------------------------------------------------------------
   Net Property and Equipment                                            18,980
Lease Deposits                                                           12,158
Customer Base, Net of Accumulated Amortization
  of $10,654                                                              7,605
Trademark, Net of Accumulated Amortization of $87                         1,563
Goodwill                                                                 17,765
--------------------------------------------------------------------------------

Total Assets                                                        $   594,795
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable                                                    $   331,007
Payables - related parties                                               73,140
Accrued liabilities                                                      12,493
Accrued income taxes                                                     19,355
Business Line of Credit                                                  15,138
Current portion of capital lease obligations                             19,822
--------------------------------------------------------------------------------
   Total Current Liabilities                                            470,955
--------------------------------------------------------------------------------

Long-Term Liabilities
Deferred income taxes                                                         -
Capital lease obligations, net of current portion                             -
--------------------------------------------------------------------------------
   Total Long-Term Liabilities                                                -
--------------------------------------------------------------------------------

Stockholders' Equity
Common Stock - $0.001 par value; 50,000,000 shares authorized;
 8,470,481 shares issued and outstanding                                  8,471
Additional paid-in capital                                               83,345
Accumulated earnings                                                     32,024
--------------------------------------------------------------------------------
   Total Stockholders' Equity                                           123,840
--------------------------------------------------------------------------------

   Total Liabilities and Stockholders' Equity                       $   594,795
================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                For the Three Months      For the Six Months
                                   Ended June 30             Ended June 30
                             ------------------------  -------------------------
                                 2007        2006          2007          2006
--------------------------------------------------------------------------------

Sales                        $ 1,710,723  $ 1,360,480  $ 3,472,546  $ 2,435,280
Cost of Goods Sold             1,628,917    1,239,536    3,196,300    2,175,270
--------------------------------------------------------------------------------

Gross Profit (Loss)               81,806      120,944      276,246      260,010

Operating Expenses
Selling, general and
  administrative expense        (115,786)    (118,829)    (236,954)    (249,134)
Interest expense                  (1,200)      (2,078)      (2,400)      (2,729)
Interest and other income            385            -       55,445           -
--------------------------------------------------------------------------------

Income (Loss) From Operations    (34,795)          37       92,337        8,147
--------------------------------------------------------------------------------

Income (Loss) Before
  Income Taxes                   (34,795)          37       92,337        8,147

Provision for Income Taxes           733           68          733          447
--------------------------------------------------------------------------------

Net Income (Loss)            $   (34,062) $       105  $    93,070  $     8,594
================================================================================

Basic Income (Loss)
  Per Common Share           $         -  $         -  $      0.01  $         -
================================================================================

Basic Weighted-Average
Common Shares Outstanding      8,470,481    8,473,866    8,470,481    8,473,866
================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                          For the Six Months
                                                            Ended June 30,
                                                       -------------------------
                                                           2007         2006
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income (loss)                                      $    93,070  $     8,594
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation                                              13,636       17,243
  Amortization                                               3,095        3,044
  Deferred income taxes                                          -       (5,476)
  Changes in operating assets and
   liabilities:
    Accounts receivable                                    (13,263)    (123,008)
    Allowance for doubtful accounts                        (14,441)
    Prepaid expenses                                         3,993        3,780
    Account settlement receivable                          (16,348)
    Inventory                                              (83,146)      (1,105)
    Accounts payable and accrued
      liabilities                                           (1,540)      71,559
    Deferred Taxes                                          (6,136)
    Corp Income Tax Payable-Fed                              5,519
    Corp Income Tax Payable-State                            2,263
    Deferred Tax Liability                                 (13,954)           -
--------------------------------------------------------------------------------

Net Cash Provided by (Used in)
Operating Activities                                       (27,252)     (25,369)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Purchase of furniture                                         (998)           -
Purchase of trademark                                         (650)           -
--------------------------------------------------------------------------------

Net Cash Used in Investing Activities                       (1,648)           -
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Proceeds from borrowings from third party                   15,138            -
Principal payments on capital lease obligations                  -       (3,896)
--------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities         15,138       (3,896)
--------------------------------------------------------------------------------

Net Increase in Cash                                       (13,762)     (29,265)

Cash at Beginning of Period                                 89,017      177,408
--------------------------------------------------------------------------------

Cash at End of Period                                  $    75,255  $   148,143
================================================================================

Supplemental Cash Flow Information:
Cash paid for interest                                 $         -  $     2,729
--------------------------------------------------------------------------------
Conversion of notes payable to common stock            $         -  $         -
--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Amexdrug Corporation and its wholly-owned subsidiaries, Allied Med, Inc., Dermagen, Inc. and Biorx Pharmaceuticals.

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

Concentration of Credit Risk - The Company's historical revenues and receivables have been derived solely from the pharmaceutical industry. Although the Company primarily sells products on a cash-on-delivery basis, the Company also sells products to certain customers under credit terms. The Company performs ongoing credit evaluations of its customers' financial conditions and usually requires a post dated check from its customers at the date products are shipped. The Company maintains an allowance for accounts receivable that may become uncollectible.

During the six months period ended June 30, 2007, purchases from two vendors accounted for 71% and 13% of total purchases. As of June 30, 2007, accounts payable to these vendors accounted for 65% and 6% of the total accounts payable, respectively.

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchases with a maturity of three months or less to be cash equivalents.

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

Inventory - Inventory includes purchased products for resale and raw materials and supplies necessary to manufacture pharmaceuticals, medical devices, and health and beauty products and is stated at the lower of cost (using first-in, first-out method) or market value. Provisions, when required, are made to reduce excess and expired inventory to its estimated net realizable value. Although competitive pressures and pharmaceutical advancements expose the Company to the risk that estimates of the net realizable could change in the near term, the Company's agreements with most vendors provide for the right of return of outdated or expired inventory. The Company is exposed to other ownership related risks associated with inventory. The following table describes the balances in inventory as of June 30, 2007:

   June 30, 2007
   --------------------------------------------------------------------------

   Raw materials                                                 $    65,614
   Finished goods                                                     53,064
   Finished goods - Biorx Pharmaceuticals                            106,317
   --------------------------------------------------------------------------
   Total Inventory                                               $   224,995
   --------------------------------------------------------------------------

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

Goodwill- Goodwill represents the excess of the purchase price of Dermagen, Inc. over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs. The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit). The fair value of a reporting unit is determined based upon a weighting of the quoted price of the Company's common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors. Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill. The amount of impairment of goodwill is measured by the excess of the goodwill's carrying value over its fair value. As of June 30, 2007, the Company's goodwill was not deemed to be impaired.

NOTE 2 - SEGMENT INFORMATION

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

The following tables describe information regarding the operations and assets of these reportable business segments:

                                                        Health and
     For the six Months                                   Beauty
    Ended June  30, 2007                  Distribution   Products      Total
--------------------------------------------------------------------------------

Sales to external customers              $   3,353,598 $   118,948  $  3,472,546
Segment income (loss) before
  taxes                                         22,712      54,639        77,351
Segment assets                                 551,866     274,920       826,786
--------------------------------------------------------------------------------

             June 30, 2007
             -------------------------------------------------------
             Total assets for reportable segments        $   826,786
             Elimination of intersegment assets             (231,991)
             -------------------------------------------------------
             Consolidated Total Assets                   $   594,795
             -------------------------------------------------------

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2007 the balance of notes payable to the wife of the president of the Company amounted to $60,000, is payable on demand and carried an annual interest rate of 8%, payable every 6 months. The interest accrued for this note as of June 30, 2007 amounted to $4,600, that is $2,400 for this year and $ 2,200 in 2006.

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

         Amexdrug Corporation, through its wholly-owned subsidiaries, Dermagen, Inc., Allied Med, Inc., Royal Health Care, Inc. and BioRx Pharmaceuticals, Inc. is a rapidly growing pharmaceutical and cosmeceutical company specializing in the research and development, manufacturing and distribution of pharmaceutical drugs, cosmetics and distribution of prescription and over-the-counter drugs, private manufacturing and labeling and a quality control laboratory. At Amexdrug Corporation, it is our anticipation to give our clientele the opportunity to purchase cost effective products while maximizing the return of investments to our shareholders.

         Amexdrug Corporation distributes its products through its subsidiaries, Dermagen, Inc., Allied Med, Inc., Royal Health Care, Inc. and BioRx Pharmaceuticals, Inc. primarily to independent pharmacies and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers in the state of California.

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

         References in this report to "we," "our," "us," the "company" and "Amexdrug" refer to Amexdrug Corporation and also to our subsidiaries, Dermagen, Inc., Allied Med, Inc., Royal Health Care, Inc. and BioRx Pharmaceuticals, Inc.

         Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,470,481 are issued and outstanding.

         Allied Med, Inc.
         ----------------

         On December 31, 2001, Amexdrug acquired all of the issued and outstanding common shares of Allied Med, Inc., an Oregon corporation, ("Allied Med") in a related party transaction.

         Allied Med was formed as an Oregon corporation in October 1997, to operate in the pharmaceutical wholesale business of selling a full line of brand name and generic pharmaceutical products, over-the-counter (OTC) drug and non-drug products and health and beauty products to independent and chain pharmacies, alternative care facilities and other wholesalers.

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

         Dermagen, Inc. is a growing manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals, medical devices, health and beauty products. Dermagen, Inc. has a U.S.-FDA registered and state FDA approved manufacturing facility licensed to develop high margin skin and novel health and beauty products for niche markets. Dermagen's competitive advantage is in its superior product research and development for large leading domestic and international companies.

         Royal Health Care Company
         -------------------------

         In October 2003, Allied Med acquired 100% of the assets of Royal Health Care Company. Royal Health Care Company is a health and beauty company which has sold specially manufactured facial and body creams, arthritic pain relief medications and an exclusive patented hair care product to pharmacies, beauty salons, beauty supply stores and other fine shops. Royal Health Care Company uses the highest quality ingredients for the finest quality products. Each product has been formulated with the essential ingredients and plant extracts to achieve optimum potential and quality. Royal Health Care Company products are manufactured by Dermagen, Inc., in an FDA approved manufacturing facility.

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

         BioRx Pharmaceuticals, Inc.
         ---------------------------

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

         A total of nine products have been manufactured for sale by BioRx Pharmaceuticals, Inc., and a total of ten products are under different stages of development. These over-the-counter and natural products are effective for treatment of fungus, arthritis, sunburn protection and for healthy feet and nails. BioRx Pharmaceuticals is planning to sell these products to national chain drugstores, sport chain stores, natural food markets and other mass markets. These products will be marketed under the names of Sponix and Bactivex, and will be sold under the name of BioRx Pharmaceuticals.

         Results of Operations
         ---------------------

         For the three months ended June 30, 2007, Amexdrug reported sales of $1,710,723, comprised entirely of income from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This is $350,243 more than the $1,360,480 of sales reported for the three months ended June 30, 2006. For the six months ended June 30, 2007, sales reported by Amexdrug were $3,472,546, which is $1,037,266 more than the $2,435,280 of sales reported for the six months ended June 30, 2006. During the three and six month periods ended June 30, 2007, Amexdrug experienced an increase in total sales due, in part, an increase in sales of Dermagen products and to an increased customer base. Cost of goods sold for the three months ended June 30, 2007 was $1,628,917, an increase of $389,381 over the $1,239,536 cost of goods sold for the three months ended June 30, 2006. Cost of goods sold for the six months ended June 30, 2007 was $3,196,300, an increase of $1,021,030 over the $2,175,270 cost of goods sold for the six months ended June 30, 2006. During the three months ended June 30, 2007 gross profit decreased by $39,138 to $81,806 or 4.8% of sales for the three months ended June 30, 2007, from the $120,944 or 8.9% of sales recorded for the three months ended June 30, 2006. For the six months ended June 30, 2007 gross profit increased by $16,236 to $276,246 or 8.0% of sales from the $260,010 or 10.7% of sales recorded for the six months ended June 30, 2006.

         Selling, general and administrative expense was $115,786 for the three months ended June 30, 2007, a decrease of $3,043 from the $118,829 recorded for the three months ended June 30, 2006. For the six months ended June 30, 2007, Amexdrug reported selling, general and administrative expense of $236,954, a decrease of $12,180 from the $249,134 reported for the six months ended June 30, 2006.

         During the three months ended June 30, 2007, Amexdrug experienced a net loss of $34,062, as compared to the $105 of net income earned in the three months ended June 30, 2006. During the six months ended June 30, 2007, Amexdrug experienced net income of $93,070, which is $84,476 greater than the $8,594 net income earned during the six months ended June 30, 2006. Amexdrug attributes this change in net income primarily to increased sales of lower profit margin products.

         Liquidity and Capital Resources - June 30, 2007
         -----------------------------------------------

         As of June 30, 2007, Amexdrug reported total current assets of $536,724, comprised of cash and cash equivalents of $75,255, accounts receivable of $202,126, inventory of $118,678, inventory - BioRx of $106,317 deferred tax asset of $18,000 and an account settlement receivable of $16,348. Total assets as of June 30, 2007 were $594,795, which included total current assets, plus net property and equipment of $18,980, lease deposits of $12,158, customer base of $7,605 trademark of $1,563 and goodwill of $17,765.

         Amexdrug's liabilities as of June 30, 2007 consisted of accounts payable of $331,007, notes payable to related parties of $73,140, accrued liabilities of $12,493, accrued income taxes of $19,355, business line of credit balance of $15,138 and current portion of capital lease obligations of $19,822.

         During the six months ended June 30, 2007, Amexdrug's operating activities used $27,252 cash compared to $25,369 cash used in Amexdrug's operating activities in the six months ended June 30, 2006. The primary adjustments to reconcile net income to net cash provided by operating activities during the first six months of 2007 were as follows: an increase in inventory of $83,146, an increase in accounts receivable of $13,263, depreciation expense of $13,636 an increase in allowance for doubtful accounts of $14,441, an increase and a decrease of $13,954 in deferred income taxes. Cash decreased during the six months ended June 30, 2007 by $13,762 compared to a decrease during the six months ended June 30, 2006 of $29,265. Cash from operating activities in the six months ended June 30, 2007 decreased primarily due to an increase in accounts receivable and inventory. Operations have primarily been funded through cash generated from operations and also from loans and/or capital infusions from related parties. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

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

         During the last fiscal quarter ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

          31.1             Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

          31.2             Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

          32.1             Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

          32.2             Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

         One Current Report on Form 8-K was filed by Amexdrug during the quarter ended June 30, 2007. It was filed on May 2, 2007 and amended on May 25, 2007, to report a change in auditors under Item 4.01.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMEXDRUG CORPORATION


Date: August 10, 2007                   By: /s/Jack Amin
                                        ----------------------------------------
                                            Jack Amin
                                            Director, President, Chief Executive
                                            Officer, Chief Financial Officer and
                                            Chief Accounting Officer

--------------------------------------------------------------------------------