Form 10QSB
period 2007-09-30
AMEXDRUG CORP
filed 2007-11-13
CIK 45621

================================================================================

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2007, there were 8,470,481 shares of the issuer's common stock issued and outstanding.

                              AMEXDRUG CORPORATION
                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
                         PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)................................3

            Condensed Consolidated Balance Sheet -- As of
             September 30, 2007 (Unaudited).................................5

            Condensed Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30, 2007 and 2006
             (Unaudited)....................................................6

            Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2007 and 2006 (Unaudited)......7

            Notes to Condensed Consolidated Financial Statements
             (Unaudited)....................................................8

  Item 2.   Management's Discussion and Analysis or Plan of Operations.....11

  Item 3.   Controls and Procedures........................................15


                             PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings..............................................16

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....16

  Item 3.   Defaults Upon Senior Securities................................16

  Item 4.   Submission of Matters to a Vote of Security Holders............16

  Item 5.   Other Information..............................................16

  Item 6.   Exhibits and Reports on Form 8-K...............................17

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

         The unaudited condensed consolidated balance sheet of Amexdrug Corporation, a Nevada corporation, and subsidiary as of September 30, 2007, the related unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 and September 30, 2006, the related unaudited condensed consolidated statements of cash flows for the nine month periods ended September 30, 2007 and September 30, 2006, and the notes to the unaudited condensed consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug Corporation's annual report on Form 10-KSB for the year ended of December 31, 2006.

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

         Operating results for the quarter ended September 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

 Condensed Consolidated Balance Sheets (Unaudited) - September 30, 2007......5

 Condensed Consolidated Statements of Operations (Unaudited) for the
    Nine Months Ended September 30, 2007 and 2006............................6

 Condensed Consolidated Statements of Cash Flows (Unaudited) for the
    Nine Months Ended September 30, 2007 and 2006............................7

 Notes to Condensed Consolidated Financial Statements........................8

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                   September 30,
                                                                       2007
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                              $      72,115
Accounts receivable                                                     304,128
Inventory                                                                87,909
Inventory- Biorx                                                        112,220
Deferred tax asset                                                       11,800
Account Settlement Receivable                                             8,288
--------------------------------------------------------------------------------
  Total Current Assets                                                  596,460
--------------------------------------------------------------------------------

Property and Equipment
Office and computer equipment                                           173,320
Leasehold improvements                                                   15,700
--------------------------------------------------------------------------------
  Total Property and Equipment                                          189,020
Less:  Accumulated depreciation                                        (170,298)
--------------------------------------------------------------------------------
  Net Property and Equipment                                             18,722
Lease Deposits                                                           12,158
Customer Base, Net of Accumulated Amortization
  of $12,176                                                              6,084
Trademark, Net of Accumulated Amortization of $120                        1,530
Goodwill                                                                 17,765
--------------------------------------------------------------------------------

Total Assets                                                      $     652,719
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                  $     390,740
Payables - related parties                                               62,343
Accrued liabilities                                                       6,138
Accrued income taxes                                                     19,724
Business Line of Credit                                                  58,217
--------------------------------------------------------------------------------
  Total Current Liabilities                                             537,162
--------------------------------------------------------------------------------

Stockholders' Equity
Common Stock - $0.001 par value; 50,000,000 shares authorized;
  8,470,481 shares issued and outstanding                                 8,471
Additional paid-in capital                                               83,345
Retained earnings                                                        23,741
--------------------------------------------------------------------------------
  Total Stockholders' Equity                                            115,557
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                        $     652,719
================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                               For the Three Months       For the Nine Months
                                  Ended Sept 30              Ended Sept 30
                             ------------------------  -------------------------
                                2007         2006          2007         2006
--------------------------------------------------------------------------------

Sales                        $ 1,248,547  $   972,121  $ 4,721,093  $ 3,407,401
Cost of Goods Sold             1,165,679      899,292    4,361,981    3,074,562
--------------------------------------------------------------------------------

Gross Profit (Loss)               82,868       72,829      359,112      332,839

Operating Expenses
Selling, general and
  administrative expense        (144,752)     (77,755)    (381,706)    (326,889)
Interest expense                  (1,146)      (1,469)      (3,546)      (4,198)
Interest and other income         55,415            0      110,862            0
--------------------------------------------------------------------------------

Income (Loss) From
  Operations                      (7,615)      (6,395)      84,722        1,752
--------------------------------------------------------------------------------

Income (Loss) Before
  Income Taxes                    (7,615)      (6,395)      84,722        1,752

Provision for Income Taxes
  (Expense) Benefit                 (669)       1,112           64        1,559
--------------------------------------------------------------------------------

Net Income (Loss)            $    (8,284) $    (5,283) $    84,786  $     3,311
================================================================================

Basic & Diluted Income
  (Loss) Per Common Share          (0.00)       (0.00) $      0.01         0.00
================================================================================

Basic Weighted-Average
  Common Shares Outstanding    8,470,481    8,473,866    8,470,481    8,473,866
================================================================================








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                          For the Nine Months
                                                             Ended Sept 30,
                                                       -------------------------
                                                           2007        2006
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income                                             $    84,786  $     3,311
Adjustments to reconcile net income to net
 cash used in operating activities:
Depreciation                                                21,233       16,219
Amortization                                                 4,650        4,584
Deferred income taxes                                            -       (4,899)
Changes in operating assets and liabilities:
Accounts receivable                                        (99,918)     (83,366)
Allowance for doubtful accounts                            (29,788)           -
Prepaid expenses                                             3,993        3,780
Account settlement receivable                               (8,288)           -
Inventory                                                  (58,280)      17,010
Accounts payable and accrued liabilities                    51,840      (43,537)
Deferred Tax Asset                                              64            -
Corp Income Tax Payable-Fed                                  8,151            -
Deferred Tax Liability                                     (13,954)            -
--------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                  (35,511)     (86,898)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Purchase of furniture                                         (998)           -
Purchase pf property & equipment                            (7,339)           -
Increase in lease deposits                                       -       (1,075)
Trademark                                                     (650)      (1,000)
--------------------------------------------------------------------------------

Net Cash Used in Investing Activities                       (8,987)      (2,075)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Note Payable-Nora Amin                                     (10,798)           -
Proceeds from borrowings from business
  line of credit                                            58,217       20,000
Principal payments on capital lease obligations            (19,823)      (5,844)
--------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing
Activities                                                  27,596       14,156
--------------------------------------------------------------------------------

Net Decrease in Cash                                       (16,902)     (74,817)

Cash at Beginning of Period                                 89,017      177,408
--------------------------------------------------------------------------------

Cash at End of Period                                  $    72,115  $   102,591
================================================================================

Supplemental Cash Flow Information:
Cash paid for interest                                 $     3,546  $     3,207
--------------------------------------------------------------------------------

Conversion of notes payable to common stock                      -            -
--------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

During the nine months period ended September 30, 2007, purchases from these vendors accounted for 70%, 10% and 8% of total purchases, respectively. Accounts payable to these vendors accounted for 78%, 15% and 3% of the total accounts payable as of September 30, 2007.

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchases with a maturity of three months or less to be cash equivalents.

Accounts Receivable - An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management's judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. For the period ended September 30, 2007, management decided not to recognize any allowance for bad debts.

Inventory - Inventory includes purchased products for resale and raw materials and supplies necessary to manufacture pharmaceuticals, medical devices, and health and beauty products and is stated at the lower of cost (using first-in, first-out method) or market value. Provisions, when required, are made to reduce excess and expired inventory to its estimated net realizable value. Although competitive pressures and pharmaceutical advancements expose the Company to the risk that estimates of the net realizable could change in the near term, the Company's agreements with most vendors provide for the right of return of outdated or expired inventory. The Company is exposed to other ownership related risks associated with inventory. The following table describes the balances in inventory as of September 30, 2007:

       September 30, 2007
       ------------------------------------------------------------------

       Raw materials                                          $    66,590
       Finished goods                                              21,319
       Finished goods - Biorx Pharmaceuticals                     112,220
       ------------------------------------------------------------------
       Total Inventory                                        $   200,129
       ------------------------------------------------------------------

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

Goodwill- Goodwill represents the excess of the purchase price of Dermagen, Inc. over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs. The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit). The fair value of a reporting unit is determined based upon a weighting of the quoted price of the Company's common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors. Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill. The amount of impairment of goodwill is measured by the excess of the goodwill's carrying value over its fair value. As of September 30,2007, the Company's goodwill was not deemed to be impaired.

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

The following tables describe information regarding the operations and assets of these reportable business segments:

                                                       Health and
 For the Nine Months                                     Beauty
 Ended September 30, 2007                Distribution   Products       Total
--------------------------------------------------------------------------------

Sales to external customers               $ 4,547,066  $   174,027  $ 4,721,093
Segment income (loss) before taxes             62,432       22,354       84,786
Segment assets                                630,310      373,604    1,003,914
--------------------------------------------------------------------------------

             September 30, 2007
             ------------------------------------------------------
             Total assets for reportable segments      $ 1,003,914
             Elimination of intersegment assets           (351,195)
             -----------------------------------------------------
             Consolidated Total Assets                 $   652,719
             -----------------------------------------------------

NOTE 2 - RELATED PARTY TRANSACTIONS

As of September 30, 2007 the balance of notes payable to the wife of the president of the Company amounted to $49,202, is payable on demand and carried an annual interest rate of 8%, payable every 6 months. The interest accrued for this note as of September 30, 2007 amounted to $3,421 and $ 2,200 in 2006.

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

         BioRx Pharmaceuticals
         ---------------------

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

         Results of Operations
         ---------------------

         For the three months ended September 30, 2007, Amexdrug reported sales of $1,248,547, comprised entirely of income from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) and health and beauty products. This is $276,426 more than the $972,121 of sales reported for the three months ended September 30, 2006. For the nine months ended September 30, 2007, sales reported by Amexdrug were $4,721,093, which is $1,313,692 more than the $3,407,401 of sales reported for the nine months ended September 30, 2006. During the three and nine month periods ended September 30, 2007, Amexdrug experienced an increase in total sales due, in part, to an increase in sales of Dermagen products and to an increased customer base. Cost of goods sold for the three months ended September 30, 2007 was $1,165,679, an increase of $266,387 over the $899,292 cost of goods sold for the three months ended September 30, 2006. Cost of goods sold for the nine months ended September 30, 2007 was $4,361,981, an increase of $1,287,419 over the $3,074,562 cost of goods sold for the nine months ended September 30, 2006. During the three months ended September 30, 2007 gross profit increased by $10,039 to $82,868 or 6.6% of sales for the three months ended September 30, 2007, from the $72,829 or 7.5% of sales recorded for the three months ended September 30, 2006. For the nine months ended September 30, 2007 gross profit increased by $26,273 to $359,112 or 7.6% of sales from the $332,839 or 9.8% of sales recorded for the nine months ended September 30, 2006.

         Selling, general and administrative expense was $144,752 for the three months ended September 30, 2007, an increase of $66,997 from the $77,755 recorded for the three months ended September 30, 2006. For the nine months ended September 30, 2007, Amexdrug reported selling, general and administrative expense of $381,706, an increase of $54,817 from the $326,889 reported for the nine months ended September 30, 2006. Interest and other income was $55,415 for the three months ended September 30, 2007, compared to $0 recorded for the three months ended September 30, 2006. For the nine months ended September 30, 2007, Amexdrug earned interest and other income of $110,862, compared to $0 recorded for the nine months ended September 30, 2006.

         During the three months ended September 30, 2007, Amexdrug experienced a net loss of $8,284, as compared to a net loss of $5,283 experienced in the three months ended September 30, 2006. During the nine months ended September 30, 2007, Amexdrug experienced net income of $84,786, which is $81,475 greater than the $3,311 of net income earned during the nine months ended September 30, 2006.

         Liquidity and Capital Resources - September 30, 2007
         ----------------------------------------------------

         As of September 30, 2007, Amexdrug reported total current assets of $596,460, comprised of cash of $72,115, accounts receivable of $304,128, inventory of $87,909, inventory - BioRx of $112,220, deferred tax asset of $11,800 and an account settlement receivable of $8,288. Total assets as of September 30, 2007 were $652,719, which included total current assets, plus net property and equipment of $18,722, lease deposits of $12,158, customer base of $6,084 trademark of $1,530 and goodwill of $17,765.

         Amexdrug's liabilities as of September 30, 2007 consisted of accounts payable of $390,740, notes payable to related parties of $62,343, accrued liabilities of $6,138, accrued income taxes of $19,724 and business line of credit balance of $58,217.

         During the nine months ended September 30, 2007, Amexdrug's operating activities used $35,511 cash compared to $86,898 cash used in Amexdrug's operating activities in the nine months ended September 30, 2006. The primary adjustments to reconcile net income to net cash used in operating activities during the first nine months of 2007 were as follows: an increase in inventory of $58,280, an increase in accounts receivable of $99,918, an increase of accounts payable and accrued liabilities of $51,840, depreciation expense of $21,233, an increase in allowance for doubtful accounts of $29,788, an increase of $13,954 in deferred income tax liability. Cash decreased during the nine months ended September 30, 2007 by $16,902 compared to a decrease during the nine months ended September 30, 2006 of $74,817. Cash from operating activities in the nine months ended September 30, 2007 decreased primarily due to increases in accounts receivable and inventory. Operations have primarily been funded through loans and/or capital infusions from related parties, and from drawing upon the Company's line of credit. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

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

Item 3.  Controls and Procedures.

         Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934 ("Exchange Act"), as of September 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

         During the last fiscal quarter ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

         31.1             Certification of Chief Executive Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002

         31.2             Certification of Chief Financial Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002

         32.1             Certification of Chief Executive Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

         32.2             Certification of Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended September 30, 2007.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMEXDRUG CORPORATION


Date: November 11, 2007                 By: /s/ Jack Amin
                                            ------------------------------------
                                            Jack Amin
                                            Director, President, Chief Executive
                                            Officer, Chief Financial Officer and
                                            Chief Accounting Officer

--------------------------------------------------------------------------------