Form 10KSB
period 2007-12-31
AMEXDRUG CORP
filed 2008-04-01
CIK 45621

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x)      ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended       December 31, 2007
                                   -----------------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _________________

         Commission File number      0-7473
                                ------------------


                              AMEXDRUG CORPORATION
          ------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)


                 Nevada                                 95-2251025
         --------------------------------         -------------------------
         State or other jurisdiction of          (I.R.S. Employer I.D. No.)
         incorporation or organization

         8909 West Olympic Blvd., Suite 208, Beverly Hills, CA       90211
         -----------------------------------------------------    ------------
              (Address of principal executive offices)             (Zip Code)

         Issuer's telephone number,      (310) 855-0475
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

State issuer's revenues for its most recent fiscal year: $6,139,635.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

At March 26, 2008, the aggregate market value of the voting stock held by non-affiliates was $822,803 based upon 715,481 shares held by non-affiliates, and the average of the bid price ($1.10 per share) and the asked price ($1.20 per share) of $1.15 per share.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 26, 2008, the registrant had 8,470,481 shares of common stock issued and outstanding.

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

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                                TABLE OF CONTENTS
                                                                           Page
PART I                                                                     ----
------

ITEM 1.    DESCRIPTION OF BUSINESS.........................................   4

ITEM 2.    DESCRIPTION OF PROPERTIES.......................................  16

ITEM 3.    LEGAL PROCEEDINGS...............................................  16

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS...............  16


PART II
-------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........  16

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......  17

ITEM 7.    FINANCIAL STATEMENTS............................................  19

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE........................................  34

ITEM 8A.   CONTROLS AND PROCEDURES.........................................  35

ITEM 8B.   OTHER INFORMATION...............................................  36


PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE
           ACT.............................................................  36

ITEM 10.   EXECUTIVE COMPENSATION..........................................  38

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT......................................................  39

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  41

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K................................  42

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................  43

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

-------------------------------------------------------------------------------

                         ITEM 1. DESCRIPTION OF BUSINESS

-------------------------------------------------------------------------------

General

Amexdrug Corporation, a Nevada corporation, is a holding company. It is located at 8909 West Olympic Boulevard, Suite 208, Beverly Hills, California 90211. Its phone number is (310) 855-0475. Its fax number is (310) 855-0477. Its website is www.amexdrug.com. Shares of Amexdrug common stock are traded on the OTC Bulletin Board under the symbol AXRX.OB. The President of Amexdrug has had experience working in the pharmaceutical industry for the past 27 years.

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

References in this report to "we," "our," "us," the "Company" and "Amexdrug" refer to Amexdrug Corporation and also to our subsidiaries, Allied Med, Inc., Dermagen, Inc., Royal Health Care, Inc. and BioRx Pharmaceuticals, Inc. where appropriate.

Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,470,481 are issued and outstanding.

Significant acquisitions

                                Allied Med, Inc.
                                ----------------

On December 31, 2001, Amexdrug acquired all of the issued and outstanding common shares of Allied Med, Inc., an Oregon corporation in a share exchange in a related party transaction.

Allied Med, Inc., was formed as an Oregon corporation in October 1997 to operate in the pharmaceutical wholesale business of selling a full line of brand name and generic pharmaceutical products, over-the-counter (OTC) drug and non-drug products and health and beauty products to independent and chain pharmacies, alternative care facilities and other wholesalers.

Amexdrug has assumed the operations of Allied Med, and Amexdrug intends to build on the wholesale pharmaceutical operations of Allied Med.

The accompanying financial information includes the operations of Allied Med for all periods presented and the operations of Amexdrug Corporation from April 25, 2000.

                                 Dermagen, Inc.
                                 --------------

Amexdrug completed its purchase of Dermagen, Inc. on October 7, 2005. Dermagen, Inc. is now an operating subsidiary of Amexdrug. The acquisition of Dermagen, Inc. is not considered to be an acquisition of an significant amount of assets which would require audited financial statements of Dermagen, Inc.

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

                            Royal Health Care Company
                            -------------------------

In October 2003, Allied Med, Inc. acquired 100% of the assets of Royal Health Care Company. Royal Health Care Company is a health and beauty company which has sold specially manufactured facial and body creams, arthritic pain relief medications and an exclusive patented hair care product to pharmacies, beauty salons, beauty supply stores and other fine shops. Royal Health Care Company uses the highest quality ingredients for the finest quality products. Each product has been formulated with the essential ingredients and plant extracts to achieve optimum potential and quality. Royal Health Care Company products are manufactured by Dermagen, Inc. in an FDA approved manufacturing facility.

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

Industry trends

                      Pharmaceutical and healthcare markets

According to IMS Health, a company specializing in information services for the pharmaceutical and health care industries, the United States is the world's largest pharmaceutical market, with 2000 sales of $150 billion, including diagnostics and over-the-counter drugs. That figure is expected to increase after 2000 at a projected compound annual growth rate of 11.8%. This continued growth rate of the sales of pharmaceutical products was attributed to a number of factors including:

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

                                    Internet

The Internet has emerged as the fastest growing communications medium in history and is dramatically changing how businesses and individuals communicate and share information. The Internet has created new opportunities for conducting commerce, such as business-to-consumer and person-to-person e-commerce. Recently, the widespread adoption of intranets and the acceptance of the Internet as a business communications platform has created a foundation for business-to-business e-commerce that offers the potential for organizations to streamline complex processes, lower costs and increase productivity. Internet-based business-to-business e-commerce has experienced significant growth. According to Gartner Group, worldwide business-to-business Internet revenue was $433.3 billion in 2000. Significant growth in the industry has been forecasted. Amexdrug hopes, although it cannot guarantee, that it will benefit from this growth.

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

Dependence on major suppliers

During the year ended December 31, 2007, purchases from two suppliers accounted for 65% and 19% of total purchases, respectively. Accounts payable to these suppliers accounted for 8% and 68% of the total accounts payable balance as of December 31, 2007. During the year ended December 31, 2006, purchases from the same two suppliers accounted for 47% and 27% of our total purchases, respectively. Accounts payable to these two suppliers accounted for 12% and 54% of the total accounts payable balance as of December 31, 2006. We presently enjoy a good relationship with our suppliers. If for any reason our business with our suppliers was interrupted or discontinued in the future, we would be able to acquire most, if not all, of the same products from other suppliers at similar competitive prices. However, the loss of our largest supplier could have a potential negative effect upon our future operations.

Dependence on major customers

Two customers accounted for 10% or more of our sales during the year ended December 31, 2007. No customers accounted for 10% or more of our sales during the year ended December 31, 2006. They accounted for 26.4% and 11.8% of our 2007 sales, respectively.

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

The Company's Dermagen, Inc. operations are currently located at 2500 East Fender Avenue, Building IJK, Fullerton, California in approximately 6,000 square feet. The monthly lease payment is approximately $3,750, and the lease expires in September 2008. The Company intends to renew the lease for an additional year. The Company believes this space will be sufficient for at least the next twelve months.

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

On November 8, 2004, Amexdrug formed a new subsidiary, BioRx Pharmaceuticals, Inc. as a Nevada corporation. BioRx Pharmaceuticals, Inc. was formed for the purpose of repacking and selling generic and branded pharmaceuticals. Currently, BioRx Pharmaceuticals, Inc. has assets, liabilities, and operations.

 ------------------------------------------------------------------------------

                        ITEM 2. DESCRIPTION OF PROPERTIES

 ------------------------------------------------------------------------------

Operating facilities

The Company's Dermagen, Inc. operations are currently located at 2500 East Fender Avenue, Building IJK, Fullerton, California in approximately 6,000 square feet. The monthly lease payment is approximately $3,750, and the lease expires in September 2008. The Company intends to renew the lease for an additional year. The Company believes this space will be sufficient for at least the next twelve months. The lease is with an unrelated third party.

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


 ------------------------------------------------------------------------------

                            ITEM 3. LEGAL PROCEEDINGS

 ------------------------------------------------------------------------------

Amexdrug is not presently a party to any material pending legal proceedings. To the best of Amexdrug's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against Amexdrug.

-------------------------------------------------------------------------------

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

-------------------------------------------------------------------------------

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II

-------------------------------------------------------------------------------

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

-------------------------------------------------------------------------------

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

Quarter ended                 High bid          Low bid
-------------                 --------          -------
March 31, 2006                 $2.25             $2.00
June 30, 2006                  $2.25             $1.80
September 30, 2006             $1.80             $1.80
December 31, 2006              $1.80             $1.70
March 31, 2007                 $1.70             $1.20
June 30, 2007                  $1.25             $1.20
September 30, 2007             $1.45             $1.20
December 31, 2007              $1.20             $1.20

Holders

The number of record holders of Amexdrug's common stock as of March 26, 2008 is approximately 190.

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

-------------------------------------------------------------------------------

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

-------------------------------------------------------------------------------

Overview

Amexdrug Corporation is located at 8909 West Olympic Boulevard, Suite 208, Beverly Hills, California 90211. Its phone number is (310) 855-0475. Its fax number is (310) 855-0477. Its website is www.amexdrug.com. Shares of Amexdrug common stock are traded on the OTC Bulletin Board under the symbol AXRX.OB. The President of Amexdrug has had experience working in the pharmaceutical industry for the past 27 years.

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

BioRx Pharmaceuticals, Inc. is a proud member of the National Association of Chain Drug Stores (NACDS). BioRx Pharmaceuticals, Inc. has developed numerous unique innovative products in the industry under the names Sponix and Bactivex.

We have introduced six pharmaceutical over the counter (OTC) and natural products in 2007 and plan to add four more products, in various stages of development, in the first quarter of 2008. Our team of professionals fully pledges the effectiveness of our distinct products.

At this time, we have certain distribution channels with suppliers and customers whom we know and trust, such as CVS, Target, Amazon, and hundreds of independent pharmacies. Of the estimated 100,000 retailers (drug stores and food mass), we expect to have 25,000 stores carry our products in 2008. Our mission is to expand the sales of our products to more than 40,000 stores in 2009.

The accompanying financial information includes the operations of Allied Med, Inc. and the operations of Amexdrug Corporation for all periods presented.

Results of operations

For the year ended December 31, 2007, Amexdrug reported sales of $6,139,635, comprised entirely of income from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) health and beauty products. This was $1,489,800 more than the $4,649,835 of sales reported for the year ended December 31, 2006. The increase in sales is primarily due to sales made to additional customers and successful marketing. Cost of goods sold for the year ended December 31, 2007 was $5,757,708, an increase of $1,551,186 from the $4,206,522 cost of goods sold for the year ended December 31, 2006. During the year ended December 31, 2007 gross profit decreased by $61,386 to $381,927 or 6.2% of sales from the $443,313 or 9.5% of sales recorded for the year ended December 31, 2006. The Company attributes its decrease in gross profit margin in 2007 due to increased sales of lower profit margin products in 2007.

Selling, general and administrative expense was $477,527 for the year ended December 31, 2007, an increase of $59,723 from the $417,804 recorded for the year ended December 31, 2006. This increase in selling, general and administrative expense is attributable to increased employee expense and lease obligations assumed by the Company due to its acquisition of Dermagen, Inc.

During the year ended December 31, 2007, Amexdrug experienced net income of $11,436. This was $9,731 less than the $21,167 net income recorded for the year ended December 31, 2006.

Liquidity and capital resources - December 31, 2007

As of December 31, 2007, Amexdrug reported total current assets of $637,936, comprised primarily of cash of $217,549, accounts receivable of $210,557 and inventory of $194,542. Total assets as of December 31, 2007 were $694,997, which included total current assets of $637,936, plus net property and equipment of $21,061, lease deposits of $12,158, customer base of $4,561, goodwill of $17,765 and trademarks of $1,516.

Amexdrug's liabilities as of December 31, 2007 consist of accounts payable of $518,540, notes payable to a related party of $62,342, accrued liabilities of $16,971, and business line of credit balance of $54,936.

During the year ended December 31, 2007, Amexdrug generated $120,910 cash in operating activities compared to $99,688 cash used in operating activities in the year ended December 31, 2006. The primary adjustments to reconcile net income to net cash provided by operating activities during 2007 were as follows: an increase in accounts receivable of $6,346, an increase in accounts payable and accrued liabilities of $186,286, an increase in inventory of $52,693, depreciation expense of $26,601, accrued income taxes payable of $7,387 and a deferred tax liability of $13,954. Cash increased during the year ended December 31, 2007 by $128,532 compared to a decrease during 2006 of $88,391. Amexdrug had a cash balance of $217,549 at December 31, 2007. Operations have primarily been funded through cash generated from operations. Increases in loans from related parties have also provided some additional cash for operations from time to time. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

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

-------------------------------------------------------------------------------

                          ITEM 7. FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Amexdrug's consolidated audited balance sheet as of December 31, 2007 and Amexdrug's consolidated audited statements of operations, stockholders' equity, and cash flows for the fiscal years ended December 31, 2007 and 2006 are included hereafter.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

 Reports of Independent Registered Public Accounting Firms..................21

 Consolidated Balance Sheet -- December 31, 2007............................23

 Consolidated Statements of Operations for the Years Ended
   December 31, 2007 and 2006...............................................24

 Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 2007 and 2006..................................25

 Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2007 and 2006..............................................26

 Notes to Consolidated Financial Statements.................................27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
Amexdrug Corporation.
Beverly Hills, California

We have audited the balance sheet of Amexdrug Corporation as of December 31, 2007, and the related statements of operations, stockholders equity and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amexdrug Corporation as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Amexdrug Corporation's internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.




HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 31, 2008

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Amexdrug Corporation
Beverly Hills, California

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Amexdrug Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Amexdrug Corporation and subsidiaries as of December 31, 2006, in conformity with U.S. generally accepted accounting principles.


HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 9, 2007

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

 December 31,                                                         2007
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                             $      217,549
Accounts receivable                                                     210,557
Inventory                                                               194,542
Deferred tax asset                                                        7,000
Account Settlement Receivable                                             8,288
--------------------------------------------------------------------------------
   Total Current Assets                                                 637,936
--------------------------------------------------------------------------------
Property and Equipment
Office and computer equipment                                           181,026
Leasehold improvements                                                   15,700
--------------------------------------------------------------------------------
   Total Property and Equipment                                         196,726

Less:  Accumulated depreciation                                        (175,665)
--------------------------------------------------------------------------------
   Net Property and Equipment                                            21,061

Lease Deposits                                                           12,158
Customer Base, Net of Accumulated Amortization
   of $13,698                                                             4,561
Trademark, Net of Accumulated Amortization of $134                        1,516
Goodwill                                                                 17,765
--------------------------------------------------------------------------------
Total Assets                                                     $      694,997
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                 $      518,540
Payables - related parties                                               62,342
Accrued liabilities                                                      16,971
Business Line of Credit                                                  54,936
--------------------------------------------------------------------------------

   Total Current Liabilities                                            652,789
--------------------------------------------------------------------------------
Stockholders' Equity
Common Stock - $0.001 par value; 50,000,000
   shares authorized; 8,470,481 shares issued
   and outstanding                                                        8,471
Additional paid-in capital                                               83,345
Accumulated deficit                                                     (49,608)
--------------------------------------------------------------------------------

   Total Stockholders' Equity                                            42,208
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                       $      694,997
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the Years
                                                             Ended Dec 31,
                                                      --------------------------
                                                         2007           2006
--------------------------------------------------------------------------------

Sales                                                 $ 6,139,635   $ 4,649,835
Cost of Goods Sold                                      5,757,708     4,206,522
--------------------------------------------------------------------------------

Gross Profit                                              381,927       443,313
Operating Expenses
Selling, general and administrative expense              (477,527)     (417,804)
Interest expense                                           (4,530)       (5,725)
Interest and other income                                 116,302             -
--------------------------------------------------------------------------------

Income From Operations                                     16,172        19,784
--------------------------------------------------------------------------------

Income Before Income Taxes                                 16,172        19,784

Provision for Income Taxes                                 (4,736)        1,383
--------------------------------------------------------------------------------

Net Income                                            $    11,436   $    21,167
--------------------------------------------------------------------------------

Basic & Diluted Income Per Common Share               $      0.00          0.00
--------------------------------------------------------------------------------

Basic Weighted-Average Common
   Shares Outstanding                                   8,470,481     8,470,481
--------------------------------------------------------------------------------






   The accompanying notes are an integral part of these financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF STOCKHOLDERS EQUITY


                                                                        Total
                            Common Stock       Additional   Accumu-     Stock-
                        ---------------------    Paid-In    lated      holders'
                          Shares       Amount    Capital    Deficit     Equity
                        --------------------------------------------------------
Balance, December 31,
2005                    8,470,481     $ 8,471    $ 83,345  $ (82,211) $   9,605

Net income                      -           -           -     21,167     21,167
--------------------------------------------------------------------------------
Balance, December 31,
2006                    8,470,481       8,471      83,345    (61,044)    30,772

Net income                      -           -           -     11,436     11,436
--------------------------------------------------------------------------------
Balance, December 31,
2007                    8,470,481     $ 8,471    $ 83,345  $ (49,608) $  42,208
--------------------------------------------------------------------------------







   The accompanying notes are an integral part of these financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Years
                                                             Ended Dec 31,
                                                      --------------------------
                                                          2007          2006
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income                                            $    11,436   $    21,167
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation                                            26,601        20,649
   Amortization                                             6,186         6,124
   Deferred income taxes                                        -       (12,956)

   Changes in operating assets and liabilities:
     Accounts receivable                                   (6,346)      (88,821)
     Allowance for doubtful accounts                      (29,788)       10,288
     Prepaid expenses                                       3,993          (213)
     Account settlement receivable                         (8,288)            -
     Inventory                                            (52,693)      (63,918)
     Accounts payable and accrued liabilities             186,286        (2,318)
     Deferred Tax Asset                                     4,864             -
     Accrued income taxes                                  (7,387)       10,310
     Deferred Tax Liability                               (13,954)            -
--------------------------------------------------------------------------------

     Net Cash Provided by (Used in)
     Operating Activities                                 120,910       (99,688)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Purchase of property & equipment                          (16,044)            -
Acquisition of trademark                                     (650)       (1,000)
--------------------------------------------------------------------------------

     Net Cash Used in Investing Activities                (16,694)       (1,000)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Note Payable-Nora Amin                                    (10,798)       20,000
Proceeds from borrowings from business line of credit      54,936             -
Principal payments on capital lease obligations           (19,822)       (7,703)
--------------------------------------------------------------------------------

     Net Cash Provided by Financing
     Activities                                            24,316        12,297
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                           128,532       (88,391)

Cash at Beginning of Period                                89,017       177,408
--------------------------------------------------------------------------------

Cash at End of Period                                 $   217,549   $    89,017
--------------------------------------------------------------------------------

Supplemental Cash Flow Information:
Cash paid for interest                                $     3,546   $     2,958
--------------------------------------------------------------------------------
Conversion of notes payable to common stock                     -             -
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Organization and Nature of Operations - Amexdrug's wholly owned subsidiaries include Allied Med, Inc., Dermagen, Inc. and BioRx Pharmaceuticals.

Allied Med, Inc., was formed in October 1997 and is engaged in the pharmaceutical wholesale business of selling brand and generic pharmaceuticals products, over-the-counter drug and non-drug products and health and beauty products to independent and chain pharmacies, alternative care facilities and other wholesalers.

Dermagen, Inc. is a manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals, medical devices, and health and beauty products. Dermagen has a US Federal Drug Administration (FDA) registered and state FDA approved manufacturing facility license to develop skin and novel health and beauty products for niche markets.

On November 8, 2004, Amexdrug formed a new subsidiary, BioRx Pharmaceuticals, Inc. as a Nevada corporation. BioRx Pharmaceuticals, Inc. was formed for the purpose of repacking and selling generic and branded pharmaceuticals. Currently, BioRx Pharmaceuticals, Inc. has assets, liabilities, and operations.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Amexdrug Corporation and its wholly-owned subsidiaries, Allied Med, Inc., Dermagen, Inc. and BioRx Pharmaceuticals. Inter-company accounts and transactions have been eliminated in consolidation.

Business Condition - During the year ended December 31, 2007, the Company experienced an increase in revenue of approximately 32.5% over revenues earned during 2006. At December 31, 2007, the Company did have a working capital deficiency of $14,853.

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

During the year ended December 31, 2007, purchases from two vendors accounted for 65% and 19% of total purchases, respectively. Accounts payable to these vendors accounted for 8% and 68% of the total accounts payable balance as of December 31, 2007, respectively. During the year ended December 31, 2006, purchases from those two vendors accounted 47% and 27% of total purchases, respectively. Accounts payable to these vendors accounted for 12% and 54% of the total accounts payable balance as of December 31, 2006. The loss of these vendors could have a potential negative effect upon the Company's future operations.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


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

Inventory - Inventory includes purchased products for resale and raw materials and supplies necessary to manufacture pharmaceuticals, medical devices, and health and beauty products and is stated at the lower of cost (using the first-in, first-out method) or market value. Provisions, when required, are made to reduce excess and expired inventory to its estimated net realizable value. Although competitive pressures and pharmaceutical advancements expose the Company to the risk that estimates of the net realizable could change in the near term, the Company's agreements with most vendors provide for the right of return of outdated or expired inventory. The Company is exposed to other ownership related risks associated with inventory. Inventory consists of the following:

                                                         2007
                                                      -----------
                Raw materials                         $    62,719
                Finished goods                            131,823
                                                      -----------
                Total inventory                       $   194,542
                                                      ===========

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

                Office and computer equipment         3-10 years
                Leasehold improvements                2-5 years

Depreciation expense was $26,601 and $20,649 for the years ended December 31,2007 and 2006, respectively. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) Statement No. 153, Exchanges of Non-monetary Assets--an amendment of APB Opinion No. 29. Beginning on January 1, 2006, the Company recognizes gains or losses upon the trade-in of property and equipment based upon the difference between the fair value and the depreciated cost of the assets on the dates exchanged for those transactions with commercial substance. Commercial substance is defined as a transaction in which the future cash flows of the Company are expected to change significantly as a result of the exchange. Through December 31, 2005 and before the adoption

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


of SFAS Statement No. 153, no gain or loss was recognized upon the trade-in of property or equipment. As there were no trade-ins of property or equipment during the year ended December 31, 2006, there were no effects on the financial statements as a result of adoption of SFAS Statement No. 153.

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

Goodwill - Goodwill represents the excess of the purchase price of Dermagen, Inc. over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs. The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit). The fair value of a reporting unit is determined based upon a weighting of the quoted market price of the Company's common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors. Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill. The amount of impairment of goodwill is measured by the excess of the goodwill's carrying value over its fair value. As of December 31, 2007, the Company's goodwill was not deemed to be impaired.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2007, based on the analysis of estimated undiscounted future net cash flows, the Company did not consider any of its long-lived assets to be impaired.

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

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


Basic Income Per Share - Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. As of December 31, 2007 and 2006, the Company did not have any potentially issuable common shares outstanding; accordingly, diluted income per share is not applicable to the Company and is not presented.

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB position (FSP FIN) No. 157-2 which extended the effective date for certain non-financial assets and non- financial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109." FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We have noted that the Company has one item that would be subject to FIN 48, in that the Company has yet to file past tax returns. The Company is working with the accounting firm to have all returns filed no later than the end of the second quarter. The adoption of FIN 48 did not have a material impact on our results of operations.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


NOTE 2 - INTANGIBLE ASSETS

Intangible Assets - Intangible assets consist of trademarks and the customer base of Dermagen, Inc. Upon acquisition of Dermagen, Inc., the Company recorded the customer base at $18,259. Accumulated amortization on the customer base was $13,698 and $7,610 at December 31, 2007 and 2006, respectively. During the year ended December 31, 2006, the Company acquired trademarks valued at a cost of $1,000. Accumulated amortization on the trademarks was $134 at December 31, 2007. In aggregate, the Company recognized amortization expense of $6,186 and $6,124 for the years ended December 31, 2007 and 2006, respectively.

The following table describes the annual future amortization of the trademarks and customer base.

Years Ending December 31,
-------------------------
2008                                                  $     4,728
2009                                                          165
2010                                                          165
2011                                                          165
2012                                                          165
Thereafter                                                    689
-----------------------------------------------------------------
Total future amortization expense                     $     6,077
-----------------------------------------------------------------

Goodwill - The goodwill of $17,765 is from the acquisition of Dermagen.

NOTE 3 - Leases

Operating Leases --The Company leases certain of its operating facilities under non-cancelable operating leases that expire during 2008. Rent expense is recognized on a straight-line basis over the term of the leases. In addition, the Company pays payments on and uses an automobile that is under a non-cancelable operating lease in the name of the wife of the president of the Company. The automobile lease was initiated in January of 2007 and requires 36 monthly payments of $530. Rent expense relating to all operating leases for the years ended December 31, 2007 and 2006 was $61,459 and $62,045, respectively. Required future minimum payments under the non-cancelable operating leases are as follows:

Years Ending December 31,
2008                                                  $     6,359
2009                                                          530
-----------------------------------------------------------------
Total future minimum payments                         $     6,889
-----------------------------------------------------------------

As of December 31, 2007, the Company had refundable deposits relating to these operating leases of $11,058. Additionally, the Company leases its executive offices on a month-to-month basis for $1,060 per month.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


Capital Lease Obligations -- Certain equipment is leased under capital lease agreements. The following is a summary of assets held under capital lease agreements at December 31, 2007:

         Property and Equipment                                     $    97,706
         Less:  accumulated depreciation                                (97,706)
         -----------------------------------------------------------------------
         Net Property and Equipment under capital lease             $         -
         -----------------------------------------------------------------------

During the year ended December 31, 2007 and 2006, the Company recognized $13,337 and $8,498, respectively, of depreciation relating to these leased assets.

NOTE 4 - Income taxes

The provision for income taxes for the years ended December 31, 2007and 2006 consisted of the following:

                                                          2007          2006
                 ---------------------------------------------------------------
                 Current tax expense                  $     4,185   $    11,573
                 Deferred tax benefit                     (22,046)      (12,956)
                 ---------------------------------------------------------------
                 Benefit from Income Taxes            $   (17,861)  $    (1,383)
                 ---------------------------------------------------------------

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision for income taxes for the years ended December 31, 2007 and 2006:

                                                          2007          2006
                 ---------------------------------------------------------------
                 Income tax at statutory rate (34%)   $     4,597   $     6,727
                 Non-taxable items                           (782)          680
                 Change in valuation allowance                  -             -
                 Effect of actual lower tax rate           (1,273)       (9,944)
                 State (tax) benefit net of federal
                 tax                                        1,643         1,154
                 ---------------------------------------------------------------
                 Benefit from Income Taxes            $     4,185   $    (1,383)
                 ---------------------------------------------------------------

The components of the net deferred tax asset (liability) as of December 31, 2007and 2006 are as follows:

                                                          2007          2006
                 ---------------------------------------------------------------
                 Operating loss carry forwards        $         -   $         -
                 Allowance for bad debts                        -        11,864
                 ---------------------------------------------------------------
                 Tax Deferred Tax Assets                        -        11,864
                 ---------------------------------------------------------------
                 Accrued Expenses                             300        (4,242)
                 Depreciation                               6,700        (9,712)
                  --------------------------------------------------------------
                 Total Deferred Tax Asset                   7,000       (13,954)
                 ---------------------------------------------------------------
                 Net Deferred Tax Asset               $     7,000   $    (2,090)
                 ---------------------------------------------------------------

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


No valuation allowance has been recorded as of December 31, 2007.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company purchased inventory totaling $34,304 from Amrx Corporation, a corporation owned by the president of the Company. No inventory was purchased from this company during the years ended December 31, 2007 and 2006. Accounts payable to Amrx totaled $13,140 as of December 31, 2007 and 2006.

The Company borrowed $40,000 from a shareholder in October of 2005 to facilitate the purchase of Dermagen and another $20,000 in August of 2006. The balance of $49,202 is payable on demand and carries an annual interest rate of 8%, payable every 6 months.

NOTE 6 -- BANK LINE OF CREDIT

Also we have received a line of credit from Wells Fargo Bank for $70,000, which as of December 31, 2007 has a balance owing for $54,936 at a rate of prime plus 4% payable every month.

NOTE 7 --SEGMENT INFORMATION

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

The following tables describe information regarding the operations and assets of these reportable business segments:

--------------------------------------------------------------------------------
                                         Health and   Elimination of
                                           Beauty      Intersegment
                         Distributions    Products       Assets         Total
--------------------------------------------------------------------------------
For the year ended
  December 31, 2007
Sales to external
  customers                $ 5,907,116   $  225,004            -    $  6,132,120
Depreciation and
  amortization                  13,738       19,049            -          32,787
Segment income (loss)
  before taxes                 136,299     (120,127)           -          16,172
Segment assets                 455,076      239,921            -         694,997
--------------------------------------------------------------------------------

For the year ended
  December 31, 2006
Sales to external
  customers                $ 4,427,231   $  222,604            -    $  4,649,835
Depreciation and
  amortization                  10,237       16,536            -          26,773
Segment income (loss)
  before taxes                  29,651       (9,867)           -          19,784
Segment assets                 401,418      147,403      (54,521)        494,300
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

As previously reported in a Form 8-K/A Current Report filed by the Company on May 25, 2007, Hansen, Barnett & Maxwell, P.C. was terminated on April 30, 2007 as the certifying accountant for the Company (the "Registrant").

Hansen, Barnett & Maxwell, P.C.'s report on the Registrant's financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.

Hansen, Barnett & Maxwell, P.C. has served as the certifying accountant for the Company's financial statements for more than the past three years. From the date on which Hansen, Barnett & Maxwell, P.C. was engaged until the date Hansen, Barnett & Maxwell, P.C. was terminated, there were no disagreements with Hansen, Barnett & Maxwell, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hansen, Barnett & Maxwell, P.C. would have caused Hansen, Barnett & Maxwell, P.C. to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no "reportable events" as that term is defined in Item 304(a)(1)(iv) of Regulation S-B, except for the following:

              1. In connection with the audit of the December 31, 2005 financial statements, as disclosed under Item 8A in the Company's Form 10-KSB for the year ended December 31, 2005, Hansen, Barnett & Maxwell, P.C. informed the Company of the following material weakness affecting the Company's ability to develop reliable financial statements:

              The Company has a material weakness in the adequacy of its closing process and its preparation of adjusting entries to effectively prepare accurate financial statements with the necessary level of review and supervision.

              2. In connection with the audit of the December 31, 2006 financial statements, as disclosed under Item 8A in the Company's Form 10-KSB for the year ended December 31, 2006, Hansen, Barnett & Maxwell, P.C. informed the Company of the following material weakness affecting the Company's ability to develop reliable financial statements:

              The Company has a material weakness in the adequacy of its ability to complete notes to the financial statements.

On April 30, 2007, the Company entered into an engagement letter with HJ Associates & Consultants, LLP to assume the role of its new certifying accountant. HJ Associates & Consultants, LLP has been asked to audit the year ended December 31, 2007. During the two most recent fiscal years and the subsequent interim periods prior to the engagement of HJ Associates & Consultants, LLP, the Company did not consult with HJ Associates & Consultants, LLP with regard to:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or

(ii) any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-B).

The termination of the former auditor and the engagement of the new principal auditor was recommended and approved by the Company's Board of Directors.

-------------------------------------------------------------------------------

                        ITEM 8A. CONTROLS AND PROCEDURES

-------------------------------------------------------------------------------

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2007. Management nevertheless has concluded that the consolidated financial statements included in this Form 10-KSB present fairly, in all material respects, the results of our operations and our financial position for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions. As of December 31, 2007, we identified the following material weakness in our internal controls:

         o We have a material weakness in the adequacy of our ability to complete notes to the financial statements.

There were no changes to any reported financial results that have been released by us in this or any other filings as a result of the above-described material weakness; however, the following actions have been commenced in response to the inadequacies noted above and in the prior year Form 10-KSB:


         o Initiation of an evaluation and remediation process with respect to internal controls over financial reporting and related processes designed to identify internal controls that mitigate financial reporting risk and identify control gaps that may require further remediation.

         o Evaluation of the staffing, organizational structure, systems, policies and procedures, and other reporting processes, to improve the accuracy of closing and adjusting these accounts and the preparation of accurate notes to the financial statements and to enhance the level of review and supervision.

Other than as described above, since the evaluation date, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

-------------------------------------------------------------------------------

                           ITEM 8B. OTHER INFORMATION

-------------------------------------------------------------------------------

None.


                                    PART III

-------------------------------------------------------------------------------

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

-------------------------------------------------------------------------------

Identification of directors and executive officers

The following table as of March 26, 2008, includes the name, age, and position of each executive officer and director of Amexdrug and the term of office of each director.

Name               Age    Position                 Director and/or Officer Since
----               ---    --------                 -----------------------------

Jack Amin          49     President, Secretary,            April 2000
                          Treasurer and Director

Rodney S. Barron,  55     Director                         December 2001
M.D.

Behrooz Meimand    59     Director                         December 2001

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

-------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

-------------------------------------------------------------------------------

Cash compensation

The following table sets forth the aggregate compensation paid by Amexdrug and/or its subsidiaries to the Company's Chief Executive Officer and to any other officer, director or employee who received $100,000 or more during any of the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                        Long Term Compensation
                    Annual Compensation Awards              Payouts
                    ------------------- ------              -------
(a)              (b)      (c)    (d)    (e)      (f)     (g)      (h)   (i)

                                                        Secur-
                                                        ities          All
Name and      Year or                  Other    Rest-   Under-   LTIP  Other
Principal     Period    Salary  Bonus  Annual   ricted  lying    Pay-  Compen-
Position      Ended       ($)    ($)   Compen-  Stock   Options  outs  sation
-------------------------------------------------------------------------------

Jack Amin    12/31/07   $51,600   0       0      0          0      0     0
President/   12/31/06   $51,600   0       0      0          0      0     0
Director     12/31/05   $36,000   0       0      0          0      0     0

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Amexdrug's management during the fiscal years ended December 31, 2007 and 2006. Further, no member of Amexdrug's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

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

Amexdrug intends to enter into an employment agreement with Jack Amin in the near future that will provide for a salary of $150,000 per year retroactive to January 1, 2008, and possible bonuses as the board of directors may determine are appropriate. In the event Amexdrug is unable to pay the full $150,000 per year annual salary to Mr. Amin, he has indicated that he may accept a portion of the salary in the form of Amexdrug common stock.

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

Other compensation

None.

-------------------------------------------------------------------------------

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

-------------------------------------------------------------------------------

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to Amexdrug to be the beneficial owners of more than five percent of Amexdrug's common stock as of March 26, 2008. Each of these persons has sole investment and sole voting power over the shares indicated.

                                Number                  Percent
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

Jack Amin                      7,755,000(1)               91.6%
8909 West Olympic Blvd.
Suite 208
Beverly Hills, CA 90211

         (1) Mr.Amin disclaims beneficial ownership of 421,083 shares of common stock acquired by his wife, Nora Amin, during 2005 that are not included in the foregoing amount.

Security ownership of management

The following table sets forth the share holdings of Amexdrug's directors and executive officers as of March 26, 2008. Each of these persons has sole investment and sole voting power over the shares indicated.

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

         (1 )Mr. Amin disclaims beneficial ownership of 421,083 shares of common stock acquired by his wife, Nora Amin, during 2005 that are not included in the foregoing amount

All common shares held by the officers, directors and principal shareholders listed above are "restricted or control securities" and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum one year holding period has been met.

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

-------------------------------------------------------------------------------

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

-------------------------------------------------------------------------------

Transactions with management and others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, during the last three fiscal years ended December 31, 2007, or since December 31, 2007, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the company's total assets at year-end for the last three fiscal years, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest, other than the following:

1. Amexdrug anticipates that it will enter into an employment agreement with Jack Amin in the near future. It is expected that the employment agreement will be retroactive to January 1, 2008, and that it will provide for an annual salary of $150,000 and possible bonuses as the board of directors may determine are appropriate. The employment agreement may give Mr. Amin the option to take a portion of the salary in shares of the Company's common stock.

2. During the year ended December 31, 2004, the Company purchased inventory totaling $34,304 from Amrx Corporation, a corporation owned by the president of the Company. No inventory was purchased from this company during the years ended December 31, 2007, 2006 and 2005. Accounts payable to Amrx totaled $13,140 as of December 31, 2007, 2006 and 2005.

3. In October 2005, the Company borrowed $40,000 from a shareholder to facilitate the purchase of Dermagen, Inc., and another $20,000 in August 2006. The $60,000 balance is payable on demand and carries an annual interest rate of 8.0%, payable every six months.

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

-------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

-------------------------------------------------------------------------------

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

Amexdrug filed no reports on Form 8-K during the last quarter of the period covered by this report:

-------------------------------------------------------------------------------

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

-------------------------------------------------------------------------------

Audit Fees

For the fiscal years ended December 31, 2007 and 2006, our principal accountant billed $25,900 and $19,000, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

Audit-Related Fees

There were no other fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for the fiscal years ended December 31, 2007 and 2006.

Tax Fees

For the fiscal years ended December 31, 2007 and 2006, our principal accountant billed us $0 and $1,000, respectively, for services for tax compliance, tax advice, and tax planning work.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years ended December 31, 2007 and 2006.

Pre-Approved Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

-------------------------------------------------------------------------------

                                   SIGNATURES

-------------------------------------------------------------------------------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMEXDRUG CORPORATION



Date: March 31, 2008            By /s/ Jack Amin
                                  ----------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 31, 2008            By /s/ Jack Amin
                                  ----------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer, Chief
                                  Financial Officer and Chief
                                  Accounting Officer



Date: March 31, 2008            By___________________________________
                                  Rodney Barron, M.D., Director



Date: March 31, 2008            By /s/ Behrooz Meimand
                                  -------------------------
                                  Behrooz Meimand, Director

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