Form 10KSB/A
period 2007-12-31
AMEXDRUG CORP
filed 2008-04-01
CIK 45621

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

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]






NOTE: The annual report is being amended for the purpose of correcting an error in the audit report of Hansen, Barnett & Maxwell, P.C.

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


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Amexdrug Corporation
Beverly Hills, California

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Amexdrug Corporation and subsidiaries for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Amexdrug Corporation and subsidiaries for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.



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

                                AMEXDRUG CORPORATION



Date: April 1, 2008             By /s/ Jack Amin
                                  ----------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 1, 2008             By /s/ Jack Amin
                                  ----------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer, Chief
                                  Financial Officer and Chief
                                  Accounting Officer



Date: April 1, 2008             By___________________________________
                                  Rodney Barron, M.D., Director



Date: April 1, 2008             By /s/ Behrooz Meimand
                                  -------------------------
                                  Behrooz Meimand, Director

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