Form 10-Q
period 2008-03-31
AMEXDRUG CORP
filed 2008-05-15
CIK 45621

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to____________

                          Commission file number 0-7473

                              Amexdrug Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

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

                  Registrant's telephone number: (310) 855-0475

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                Accelerated filer [ ]

Non-accelerated filer [ ]                        Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2008, there were 8,470,481 shares of the issuer's common stock issued and outstanding.

                              AMEXDRUG CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

Item 1.   Financial Statements (Unaudited)...................................3

          Condensed Consolidated Balance Sheets -- As of
           March 31, 2008 (Unaudited)and December 31, 2007
           (Audited).........................................................5

          Condensed Consolidated Statements of Operations
           for the Three Months Ended March 31, 2008 and
           2007 (Unaudited)..................................................6

          Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2008 and
           2007 (Unaudited)..................................................7

          Notes to Condensed Consolidated Financial
           Statements (Unaudited)............................................8

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................10

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk.....................................................13

Item 4T.  Controls and Procedures...........................................13


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................13

Item 1A.  Risk Factors......................................................13

Item 2.   Unregistered Sales of Equity Securities and
            Use of Proceeds.................................................13

Item 3.   Defaults Upon Senior Securities...................................13

Item 4.   Submission of Matters to a Vote of Security
            Holders.........................................................13

Item 5.   Other Information.................................................13

Item 6.   Exhibits and Reports on Form 8-K..................................14

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

         The condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of March 31, 2008 (unaudited) and December 31, 2007 (audited), the related unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2008 and March 31, 2007, the related unaudited condensed consolidated statements of cash flows for the three month periods ended March 31, 2008 and March 31, 2007 and the notes to the unaudited condensed consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug's annual report on Form 10-KSB for the year ended December 31, 2007.

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

         Operating results for the quarter ended March 31, 2008, are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Condensed Consolidated Balance Sheets - March 31, 2008
  (Unaudited) and December 31, 2007 (Audited)................................5

Condensed Consolidated Statements of Operations
  (Unaudited) for the Three Months Ended March 31, 2008
  and 2007   ................................................................6

Condensed Consolidated Statements of Cash Flows
  (Unaudited) for the Three Months Ended March 31, 2008
  and 2007   ................................................................7

Notes to Condensed Consolidated Financial Statements.........................8

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  (Unaudited)
                                                    March 31,      December 31,
                                                      2008             2007
                                                 --------------   --------------

                                     Assets

Current Assets
  Cash and cash equivalents                      $       33,864   $     217,549
  Accounts receivable                                   239,923         210,557
  Inventory                                             153,106         194,542
  Deferred tax asset                                      7,800           7,000
  Other receivable                                        8,288           8,288
  Prepaid insurance                                       2,755               -
                                                 --------------   --------------

          Total Current Assets                          445,736         637,936
                                                 --------------   --------------

Property and Equipment, at cost
  Office and computer equipment                         231,090         181,026
  Leasehold improvements                                 15,700          15,700
                                                 --------------   --------------
                                                        246,790         196,726
  Less accumulated depreciation                        (179,267)       (175,665)
                                                 --------------   --------------

          Net Property and Equipment                     67,523          21,061
                                                 --------------   --------------

Other Assets
  Lease deposits                                         12,158          12,158
  Intangibles
    Customer base, net of accumulated
      amortization of $4,561                              4,561           4,561
    Trademark, net of accumulated
      amortization of $134                                1,516           1,516
    Goodwill                                             17,765          17,765
                                                 --------------   --------------

          Total Other Assets                             36,000          36,000
                                                 --------------   --------------

            Total Assets                         $      549,259   $     694,997
                                                  =============   ==============

                      Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                               $      342,014   $     518,540
  Accrued liabilities                                    22,229          16,971
  Loan payable-AFS/IBEX                                   1,750               -
  Loan payable-Dell                                       1,422               -
  Note payable-related party                             62,342          62,342
  Wells Fargo Business Line                              55,120          54,936
                                                 --------------   --------------

          Total Current Liabilities                     484,877         652,789
                                                 --------------   --------------

Shareholders' Equity
  Capital stock                                           8,471           8,471
  Additional paid in capital                             83,345          83,345
  Accumulated deficit                                   (27,434)        (49,608)
                                                 --------------   --------------

          Total Shareholders' Equity                     64,382          42,208
                                                 --------------   --------------

Total Liabilities and Shareholders'
  Equity                                         $      549,259   $     694,997
                                                 ==============   ==============



    The notes are an integral part of these consolidated financial statements

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 -------------------------------
                                                     The Three Months Ended
                                                   3/31/2008         3/31/2007
                                                 -------------------------------

Sales                                            $    1,303,214   $   1,761,823

Cost of Goods Sold                                    1,183,586       1,568,133
                                                 --------------   --------------

Gross Profit                                            119,628         193,690

Operating Expenses
   Selling, general and administrative expense           86,777         106,624
   Research and development                               1,013               -
                                                 --------------   --------------

              Total Operating Expenses                   87,790         106,624
                                                 --------------   --------------

Income before Other Income/(Expenses)                    31,838          87,066

Other Income/(Expenses)
   Interest and other income                                  -          55,060
   Penalty                                                 (344)              -
   Interest expense                                      (2,900)         (1,200)
                                                 --------------   --------------

              Total Other Income/(Expenses)              (3,244)         53,860
                                                 --------------   --------------

Income before Provision for Income Taxes                 28,594         140,926

Provision for income taxes                                6,420          13,794
                                                 --------------   --------------

Net Income                                       $       22,174   $     127,132
                                                 ==============   ==============

BASIC AND DILUTED INCOME PER SHARE               $            -   $        0.02
                                                 ==============   ==============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                               8,470,481       8,470,481
                                                 ==============   ==============


    The notes are an integral part of these consolidated financial statements

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     The Three Months Ended
                                                    3/31/2008        3/31/2007
                                                 --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $       22,174   $     127,132
  Adjustment to reconcile net income to net
    cash used in operating activities
  Depreciation and amortization                           3,602           8,343
  Recovery of bad debt                                        -         (14,854)
  (Increase) Decrease in:
    Accounts receivable                                 (29,366)        (27,284)
    Inventory                                            41,436         (66,200)
    Prepaid expenses                                     (2,755)              -
    Deferred income taxes                                  (800)        (29,253)
    Other receivable                                          -         (34,979)
    Increase (Decrease) in:
    Accounts payable                                   (176,526)        (19,327)
    Finance payable                                       1,750               -
    Accrued liabilities                                  (5,347)          1,200
    Federal Corporate income tax payable                  6,927          31,139
    State corporate income tax payable                    3,678          11,908
                                                 --------------   --------------

      NET CASH PROVIDED/(USED) BY OPERATING
      ACTIVITIES                                       (135,227)        (12,175)
                                                 --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                 (48,210)              -
                                                 --------------   --------------

      NET CASH (USED) BY INVESTING ACTIVITIES           (48,210)              -
                                                 --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings from business line
    of credit                                               184               -
  Principal payments on capital lease
    obligations                                            (432)              -
                                                 --------------   --------------

      NET CASH (USED) BY FINANCING ACTIVITIES              (248)              -
                                                 --------------   --------------

        NET INCREASE (DECREASE) IN CASH                (183,685)        (12,175)


CASH, BEGINNING OF PERIOD                               217,549          89,017
                                                 --------------   --------------

CASH, END OF PERIOD                              $       33,864   $      76,842
                                                 ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Interest paid                                $           18   $           -
                                                 ==============   ==============
    Taxes paid                                   $            -   $           -
                                                 ==============   ==============



    The notes are an integral part of these consolidated financial statements

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of AmexDrug Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

     Income per Share Calculations
     -----------------------------
     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of "Income per Share". SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no dilutive instruments outstanding at March 31, 2008.

     Reclassification
     ----------------
     Certain items  included in the three months ended March 31, 2007  financial
     statements   have  been   reclassified  to  conform  to  the  current  year
     presentation.

3.   CAPITAL STOCK

     During the three months ended March 31, 2008, the Company issued no shares of common stock.

4.   INCOME TAXES

     The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000.

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing a minimum recognition threshold required for recognition in the financial statements. FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

     Included in the accompanying consolidated balance sheet at March 31, 2008, we recorded an increase of $800 of deferred income tax assets related to uncertain tax positions, which increased retained earnings.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   INCOME TAXES - Continued

     The  Company's   policy  is  to  recognize   interest  accrued  related  to
     unrecognized tax benefits in interest expense and penalties in operating expenses

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         A total of eleven products are currently under different stages of development. These over-the-counter and natural products are effective for treatment of fungus, arthritis, sunburn protection and for healthy feet and nails. BioRx Pharmaceuticals is planning to sell these products to national chain drugstores, sport chain stores, natural food markets and other mass markets. These products will be marketed under the names of Sponix and Bactivex, and will be sold under the name of BioRx Pharmaceuticals.

         Results of Operations
         ---------------------

         For the three months ended March 31, 2008, Amexdrug reported sales of $1,303,214, comprised entirely of income from the pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and (OTC) health and beauty products by our subsidiaries, Dermagen, Inc., Allied Med and BioRx Pharmaceuticals, Inc. This is $458,609 less than the $1,761,823 of sales reported for the three months ended March 31, 2007. During the three month period ended March 31, 2008, Amexdrug experienced a decrease in total sales due, in part, to the loss of a few customers. Cost of goods sold for the three months ended March 31, 2008 was $1,183,586, a decrease of $384,547 from the $1,568,133 cost of goods sold for the three months ended March 31, 2007. During the three months ended March 31, 2008 gross profit decreased by $74,062 to $119,628, or 9.1% of sales, from the $193,690, or 11.0% of sales recorded for the three months ended March 31, 2007. The change in gross profit margin is attributable to increased sales of lower gross margin products manufactured and sold in 2008.

         Selling, general and administrative expense was $86,777 for the three months ended March 31, 2008, a decrease of $19,847 from the $106,624 of selling, general and administrative expense recorded for the three months ended March 31, 2007. This decrease in selling, general and administrative expense is attributable to decreases in certain administrative expenses.

         During the three months ended March 31, 2008, Amexdrug experienced net income of $22,174, a decrease of $104,958 from the $127,132 of net income recorded for the three months ended March 31, 2007. Amexdrug's decrease in net profits during the three month period ended March 31, 2008 is attributable largely to the decrease of sales and resulting decrease in gross profits earned in the later period.

         Liquidity and Capital Resources - March 31, 2008
         ------------------------------------------------

         As of March 31, 2008, Amexdrug reported total current assets of $445,736, comprised primarily of cash and cash equivalents of $33,864, accounts receivable of $239,923, inventory of $153,106, a deferred tax asset of $7,800, other receivable of $8,288 and prepaid insurance of $2,755. Total assets as of March 31, 2008 were $549,259, which included total current assets, plus net property and equipment of $67,523, lease deposits of $12,158, customer base of $4,561, trademark of $1,516, and goodwill of $17,765.

         Amexdrug's liabilities as of March 31, 2008 consisted primarily of accounts payable of $342,014, payables to related parties of $62,342, business line of credit of $55,120 and accrued liabilities of $22,229.

         During the three months ended March 31, 2008, Amexdrug used $135,227 cash in operating activities compared to $12,175 cash used in operating activities in the three months ended March 31, 2007. The primary adjustments to reconcile net income to net cash used in operating activities during the first quarter of 2008 were as follows: a decrease in accounts payable and accrued liabilities of $176,526, a decrease in inventory of $41,436, and an increase in accounts receivable of $29,366. Amexdrug had $33,864 in cash and cash equivalents at March 31, 2008. Operations have primarily been funded through cash generated from operations, and from loans made from the wife of our President. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         A "smaller reporting company" (as defined by Item 10 of the Regulation S-K) is not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

         Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of March 31, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

         During the last fiscal quarter ended March 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

         ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Amexdrug is not presently a party to any material pending legal proceedings. To the best of Amexdrug's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against Amexdrug.

Item 1A. Legal Proceedings.

         A "smaller reporting company" (as defined by Item 10 of the Regulation S-K) is not required to provide the information required by this Item.

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

         31.1              Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         31.2              Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         32.1              Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         32.2              Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended March 31, 2008.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMEXDRUG CORPORATION


Date: May 13, 2008                       By:/s/ Jack Amin
                                            ------------------------------------
                                            Jack Amin
                                            Director, President, Chief Executive
                                            Officer, Chief Financial Officer and
                                            Chief Accounting Officer

--------------------------------------------------------------------------------