Form 10-Q
period 2008-06-30
AMEXDRUG CORP
filed 2008-08-11
CIK 45621

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2008

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 5, 2008, there were 8,470,481 shares of the issuer's common stock issued and outstanding.

                              AMEXDRUG CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.  Financial Statements (Unaudited)....................................3

         Condensed Consolidated Balance Sheets -- As of June 30,
           2008 (Unaudited) and December 31, 2007 (Audited)..................5

         Condensed Consolidated Statements of Operations for
           the Three and Six Months Ended June 30, 2008 and 2007
           (Unaudited).......................................................6

         Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 2008 and 2007 (Unaudited)...........7

         Notes to Condensed Consolidated Financial Statements
           (Unaudited).......................................................8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........12

Item 4T.  Controls and Procedures...........................................12


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................13

Item 1A. Risk Factors.......................................................13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........13

Item 3.  Defaults Upon Senior Securities....................................13

Item 4.  Submission of Matters to a Vote of Security Holders................13

Item 5.  Other Information..................................................13

Item 6.  Exhibits and Reports on Form 8-K...................................13

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

         The condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of June 30, 2008 (unaudited) and December 31, 2007 (unaudited), the related unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2008 and June 30, 2007, the related unaudited condensed consolidated statements of cash flows for the six month periods ended June 30, 2008 and June 30, 2007 and the notes to the unaudited condensed consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug's annual report on Form 10-KSB for the year ended December 31, 2007.

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

         Operating results for the quarter ended June 30, 2008, are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

         Condensed Consolidated Balance Sheets - June 30, 2008
           (Unaudited) and December 31, 2007 (Audited).......................5

         Condensed Consolidated Statements of Operations (Unaudited)
           for the Three and Six Months Ended June 30, 2008 and 2007.........6

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Six Months Ended June 30, 2008 and 2007..................7

         Notes to Condensed Consolidated Financial Statements................8

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)  December 31,
                                                      June 30, 2008     2007
                                                      ------------- ------------

                  Assets
Current Assets
 Cash and cash equivalents                             $    24,057   $  217,549
 Accounts receivable                                       281,056      210,557
 Inventory                                                 135,760      194,542
 Deferred tax asset                                         10,200        7,000
 Other receivable                                            8,288        8,288
 Prepaid insurance                                           1,397            -
                                                       -----------   -----------

         Total Current Assets                              460,758      637,936
                                                       -----------   -----------

Property and equipment, at cost
 Office and computer equipment                             231,090      181,026
 Leasehold improvements                                     15,700       15,700
                                                       -----------   -----------
                                                           246,790      196,726
 Less accumulated depreciation                            (182,868)    (175,665)
                                                       -----------   -----------

         Net Property and Equipment                         63,922       21,061
                                                       -----------   -----------

Other Assets
 Other deposits                                             12,158       12,158
 Intangibles
   Customer base, net of accumulated
     amortization of $15,978                                 2,281        4,561
   Trademark, net of accumulated
     amortization of $134                                    1,516        1,516
   Goodwill                                                 17,765       17,765
                                                       -----------   -----------

         Total Other Assets                                 33,720       36,000
                                                       -----------   -----------

             Total Assets                              $   558,400   $  694,997
                                                       ===========   ===========

           Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable                                      $   306,009   $  518,540
 Accrued liabilities                                         6,421       16,971
 Corporate tax payable                                         173            -
 Loan payable-AFS/IBEX                                         437            -
 Loan payable-Dell                                           1,005            -
 Notes payable related parties                             122,342       62,342
 Wells Fargo business line                                  66,980       54,936
                                                       -----------   -----------

         Total Current Liabilities                         503,367      652,789
                                                       -----------   -----------

Shareholders' Equity
 Capital stock                                               8,471        8,471
 Additional paid in capital                                 83,345       83,345
 Accumulated deficit                                       (36,783)     (49,608)
                                                       -----------   -----------

         Total Shareholders' Equity                         55,033       42,208
                                                       -----------   -----------

Total Liabilities and Shareholders' Equity             $   558,400   $  694,997
                                                       ===========   ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                    AMEXDRUG CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                ---------------------------   -----------------------------
                                                   The Three Months Ended          The Six Months Ended
                                                  6/30/2008      6/30/2007      6/30/2008       6/30/2007
                                                ---------------------------   -----------------------------
Sales                                           $  1,469,772   $  1,710,723   $   2,772,986   $  3,472,546

Cost of Goods Sold                                 1,386,701      1,628,917       2,570,287      3,196,300
                                                ------------   ------------   -------------   -------------

Gross Profit                                          83,071         81,806         202,699        276,246
                                                ------------   ------------   -------------   -------------

Operating Expenses
 Selling, general and administrative expense          94,657        107,398         177,832        220,223
 Research and development                              1,050              -           2,063              -
                                                ------------   ------------   -------------   -------------

         Total Operating Expenses                     95,707        107,398         179,895        220,223
                                                ------------   ------------   -------------   -------------

Income/(Loss)  before depreciation expense           (12,636)       (25,592)         22,804         56,023

 Depreciation expense                                  5,882          8,388           9,484         16,731
                                                ------------   ------------   -------------   -------------

Income/(Loss) before Other Income/(Expenses)         (18,518)       (33,980)         13,320         39,292
                                                ------------   ------------   -------------   -------------

Other Income/(Expenses)
 Interest and other income                                 -            385               -         55,445
 Penalty                                                   -              -            (344)             -
 Unrealized gain/(loss)                                 (327)                          (327)             -
 Interest expense                                     (3,333)        (1,200)         (6,233)        (2,400)
                                                ------------   ------------   -------------   -------------

         Total Other Income/(Expenses)                (3,660)          (815)         (6,904)        53,045
                                                ------------   ------------   -------------   -------------

Income/(Loss) before Provision for Income Taxes      (22,178)       (34,795)          6,416         92,337

Income tax benefit/(expense)                          12,832           (733)          6,412           (733)
                                                ------------   ------------   -------------   -------------

Net Income/(Loss)                               $     (9,346)  $    (34,062)  $      12,828   $     93,070
                                                ============   ============   =============   =============

BASIC AND DILUTED INCOME/(LOSS) PER SHARE       $      (0.02)   $      (0.00)  $        0.02   $       0.01
                                                ============   ============   =============   =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                            8,470,481      8,470,481       8,470,481      8,470,481
                                                ============   ============   =============   =============



                               The accompanying notes are an integral part of
                                  these consolidated financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    ----------------------------
                                                      Six Months Ended June 30,
                                                        2008            2007
                                                    -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                 $      12,828   $    93,070
  Adjustment to reconcile net loss to net cash
    used in operating activities
  Depreciation and amortization                             9,484        16,731
  (Increase) Decrease in:
    Accounts receivable                                   (70,499)      (13,263)
    Allowance for doubtful accounts                             -       (14,441)
    Inventory                                              58,781       (83,146)
    Prepaid expenses                                       (1,397)        3,993
    Account settlement receivable                               -       (16,348)
    Deferred tax asset                                     (3,200)            -
    Increase (Decrease) in:
    Accounts payable and accrued liabilities             (223,084)       (1,540)
    Deferred taxes                                              -        (6,136)
    Corporate income tax payable                              173         7,782
    Deferred tax liability                                      -       (13,954)
                                                    -------------   ------------

         NET CASH USED IN OPERATING ACTIVITIES           (216,914)      (27,252)
                                                    -------------   ------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of furniture                                   (50,064)         (998)
  Purchase of trademark                                         -          (650)
                                                    -------------   ------------
         NET CASH USED IN INVESTING ACTIVITIES            (50,064)       (1,648)
                                                    -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan payable, Dell                                        1,005             -
  Loan payable, AFS/IBEX                                      437             -
  Proceeds from credit line                                12,044             -
  Proceeds from related parties                            60,000        15,138
                                                    -------------   ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES         73,486        15,138
                                                    -------------   ------------

         NET DECREASE IN CASH                            (193,492)      (13,762)


CASH, BEGINNING OF PERIOD                                 217,549        89,017
                                                    -------------   ------------

CASH, END OF PERIOD                                 $      24,057   $    75,255
                                                    =============   ============

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
   Interest paid                                    $       3,848   $         -
                                                    =============   ============
   Income taxes                                     $         800   $          -
                                                    =============   ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008


1.   BASIS OF PRESENTATION
     ---------------------
     The  accompanying  unaudited  financial  statements  have been  prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     This summary of significant accounting policies of AmexDrug Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

     Income/Loss per Share Calculations
     ----------------------------------
     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of "Loss per Share". SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted income/loss per share is the same as the basic income/loss per share for the period ended June 30, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

     Reclassification
     ----------------
     Certain  items  included in the six months  ended June 30,  2007  financial
     statements   have  been   reclassified  to  conform  to  the  current  year
     presentation.

3.   CAPITAL STOCK
     -------------
     During the six months ended June 30, 2008, the Company issued no shares of common stock.

4.   INCOME TAXES
     ------------
     The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000.

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.

     Included in the accompanying consolidated balance sheet at June 30, 2008, we recorded an increase of $2,400 of deferred income tax assets related to uncertain tax positions, which increased retained earnings.

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

         Results of Operations
         ---------------------

         For the Three Months Ended June 30, 2008. For the three months ended June 30, 2008, Amexdrug reported sales of $1,469,772, comprised entirely of income from the pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and (OTC) health and beauty products by our subsidiaries, Dermagen, Inc., Allied Med and BioRx Pharmaceuticals, Inc. This is $240,951 less than the $1,710,723 of sales reported for the three months ended June 30, 2007. During the three month period ended June 30, 2008, Amexdrug experienced a decrease in total sales due, in part, to the loss of a few customers. Cost of goods sold for the three months ended June 30, 2008 was $1,386,701, a decrease of $242,216 from the $1,628,917 cost of goods sold for the three months ended June 30, 2007. During the three months ended June 30, 2008 gross profit increased by $1,265 to $83,071, or 5.7% of sales, from the $81,806, or 4.8% of sales recorded for the three months ended June 30, 2007. The change in gross profit margin is attributable to an increased percentage of sales made from higher gross margin products manufactured and sold in the three month period ended June 30, 2008.

         Selling, general and administrative expense was $94,657 for the three months ended June 30, 2008, a decrease of $12,741 from the $107,398 of selling, general and administrative expense recorded for the three months ended June 30, 2007. This decrease in selling, general and administrative expense is attributable to decreases in certain administrative expenses.

         During the three months ended June 30, 2008, Amexdrug experienced a net loss of $9,346, an improvement of $24,716 from the net loss of $34,062 experienced in the three months ended June 30, 2007. Amexdrug's decrease in net loss during the three month period ended June 30, 2008 is attributable largely to the decrease of selling, general and administrative expense and a slight decrease in depreciation expense in the later period.

         For the Six Months Ended June 30, 2008. For the six months ended June 30, 2008, Amexdrug reported sales of $2,772,986, comprised entirely of income from the pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and (OTC) health and beauty products by our subsidiaries, Dermagen, Inc., Allied Med and BioRx Pharmaceuticals, Inc. This is $699,560 less than the $3,472,546 of sales reported for the six months ended June 30, 2007. During the six month period ended June 30, 2008, Amexdrug experienced a decrease in total sales due, in part, to the loss of a few customers. Cost of goods sold for the three months ended June 30, 2008 was $2,570,287, a decrease of $626,013 from the $3,196,300 cost of goods sold for the six months ended June 30, 2007. During the six months ended June 30, 2008 gross profit decreased by $73,547 to $202,699, or 7.3% of sales, from the $276,246, or 8.0% of sales recorded for the six months ended June 30, 2007. The change in gross profit margin is attributable to an increased percentage of sales of lower gross margin products manufactured and sold in the first six months of 2008.

         Selling, general and administrative expense was $177,832 for the six months ended June 30, 2008, a decrease of $42,391 from the $220,223 of selling, general and administrative expense recorded for the six months ended June 30, 2007. This decrease in selling, general and administrative expense is attributable to decreases in certain administrative expenses.

         During the six months ended June 30, 2008, Amexdrug experienced net income of $12,828, a decrease of $80,242 from the net income of $93,070 experienced in the six months ended June 30, 2007. Amexdrug's decrease in net profits during the six month period ended June 30, 2008 is attributable largely to the decrease of sales and the resulting decrease in gross profits earned in the later period.

         Liquidity and Capital Resources - June 30, 2008
         -----------------------------------------------

         As of June 30, 2008, Amexdrug reported total current assets of $460,758, comprised primarily of cash and cash equivalents of $24,057, accounts receivable of $281,056, inventory of $135,760, a deferred tax asset of $10,200, other receivable of $8,288 and prepaid insurance of 1,397. Total assets as of June 30, 2008 were $558,400, which included total current assets, plus net property and equipment of $63,922, other deposits of $12,158, customer base of 2,281, trademark of $1,516, and goodwill of $17,765.

         Amexdrug's liabilities as of June 30, 2008 consisted primarily of accounts payable of $306,009, notes payables to related parties of $122,342, business line of credit of $66,980and accrued liabilities of $6,421.

         During the six months ended June 30, 2008, Amexdrug used $216,914 cash in operating activities compared to $27,252 cash used in operating activities in the six months ended June 30, 2007. The primary adjustments to reconcile net income to net cash used in operating activities during the six months ended June 30, 2008 were as follows: a decrease in accounts payable and accrued liabilities of $223,084, a decrease in inventory of $58,781, and an increase in accounts receivable of $70,499. Amexdrug had $24,057 in cash and cash equivalents at June 30, 2008. Operations have primarily been funded through cash generated from operations, and from loans made from the wife of our President. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

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

Item 4T. Controls and Procedures.

         Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of June 30, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

         During the last fiscal quarter ended June 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended June 30, 2008.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMEXDRUG CORPORATION


Date: August 11, 2008                 By: /s/ Jack Amin
                                         ------------------------------------
                                         Jack Amin
                                         Director, President, Chief Executive
                                         Officer, Chief Financial Officer and
                                         Chief Accounting Officer

--------------------------------------------------------------------------------