Form 10KSB/A
period 2007-12-31
AMEXDRUG CORP
filed 2008-08-13
CIK 45621

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]


NOTE:  The annual report is being amended for the following purposes:

1. To add disclosure under Item 8A Controls and Procedures concerning management's annual report on internal control over financial reporting;

2. To correct disclosure under Item 8A Controls and Procedures concerning management's evaluation of its disclosure controls and procedures; and

3. To provide corrected certifications filed as Exhibits 31.1 and 31.2 which inadvertently omitted the portion of the language in the introduction to the fourth paragraph and in paragraph 4(b) relating to internal control over financial reporting.

                                TABLE OF CONTENTS
                                                                           Page
PART I                                                                     ----
------

ITEM 1.    DESCRIPTION OF BUSINESS.........................................   4

ITEM 2.    DESCRIPTION OF PROPERTIES.......................................  16

ITEM 3.    LEGAL PROCEEDINGS...............................................  16

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS...............  16


PART II
-------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........  16

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......  17

ITEM 7.    FINANCIAL STATEMENTS............................................  19

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE........................................  34

ITEM 8A.   CONTROLS AND PROCEDURES.........................................  35

ITEM 8B.   OTHER INFORMATION...............................................  37


PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE
           ACT.............................................................  37

ITEM 10.   EXECUTIVE COMPENSATION..........................................  39

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT......................................................  41

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  42

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K................................  43

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................  44

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

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon this evaluation and as a result of the material weaknesses discussed below, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2007. Management nevertheless has concluded that the consolidated financial statements included in this Form 10-KSB present fairly, in all material respects, the results of our operations and our financial position for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions. As of December 31, 2007, we identified the following material weaknesses in our internal controls:

         o We have a material weakness in the adequacy of our ability to complete notes to the financial statements.

         o We overlooked the inclusion of our management's annual report on internal control over financial reporting in our initial annual report filed on Form 10-KSB for the year ended December 31, 2007, and as a result we determined that we had a material weakness in our ability to determine certain changes in the laws that affect our disclosure obligations.

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

         o Before each report is prepared, we will review the Commission's website, www.sec.gov, in an effort to determine any recent changes in the laws affecting our disclosure obligations; and

         o As each report is prepared, we will discuss with our independent consultants who assist us in the preparation of the reports and financial statements included within the reports whether they are aware of any recent changes in the laws affecting our disclosure obligations.

Management's Annual Report on Internal Control Over Financial Reporting
-----------------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were not effective as of December 31, 2007. Management nevertheless has concluded that the consolidated financial statements included in this Form 10-KSB/A present fairly, in all material respects, the results of our operations and our financial position for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions. As of December 31, 2007, we identified the following material weakness in our internal controls over financial reporting:

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

Other than as described above, during the quarter ended December 31, 2007, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

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

                                AMEXDRUG CORPORATION



Date: August 12, 2008             By /s/ Jack Amin
                                  ----------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: August 12, 2008             By /s/ Jack Amin
                                  ----------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer, Chief
                                  Financial Officer and Chief
                                  Accounting Officer



Date: August 12, 2008             By___________________________________
                                  Rodney Barron, M.D., Director



Date: August 12, 2008             By /s/ Behrooz Meimand
                                  -------------------------
                                  Behrooz Meimand, Director

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