Form 10-Q
period 2008-09-30
AMEXDRUG CORP
filed 2008-11-12
CIK 45621

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________

                          Commission file number 0-7473

                              Amexdrug Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

                     NEVADA                                     95-2251025
         --------------------------------                  --------------------
          (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)

                     8909 West Olympic Boulevard, Suite 208
                         Beverly Hills, California 90211
                    ----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (310) 855-0475

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 2008, there were 8,470,481 shares of the issuer's common stock issued and outstanding.

                              AMEXDRUG CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


                                                                           Page
                                                                           ----

Item 1.   Financial Statements (Unaudited)...................................3

          Condensed Consolidated Balance Sheets -- As of
           September 30, 2008 (Unaudited) and December 31,
           2007 (Audited)....................................................5

          Condensed Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 2008 and 2007
           (Unaudited).......................................................6

          Condensed Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 2008 and 2007
           (Unaudited).......................................................7

          Notes to Condensed Consolidated Financial Statements
           (Unaudited).......................................................8

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........12

Item 4T.   Controls and Procedures..........................................12


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................13

Item 1A.  Risk Factors......................................................13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......13

Item 3.   Defaults Upon Senior Securities...................................13

Item 4.   Submission of Matters to a Vote of Security Holders...............13

Item 5.   Other Information.................................................13

Item 6.   Exhibits and Reports on Form 8-K..................................13

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

         The condensed consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of September 30, 2008 (unaudited) and December 31, 2007 (unaudited), the related unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008 and September 30, 2007, the related unaudited condensed consolidated statements of cash flows for the nine month periods ended September 30, 2008 and September 30, 2007 and the notes to the unaudited condensed consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug's annual report on Form 10-KSB for the year ended December 31, 2007.

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

         Operating results for the quarter ended September 30, 2008, are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

         Condensed Consolidated Balance Sheets - September 30, 2008
           (Unaudited) and December 31, 2007 (Audited).......................5

         Condensed Consolidated Statements of Operations (Unaudited)
           for the Three and Nine Months Ended September 30, 2008
           and 2007..........................................................6

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Nine Months Ended September 30, 2008 and 2007.............7

         Notes to Condensed Consolidated Financial Statements................8

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                  September 30,    December 31,
                                                      2008             2007
                                                 --------------   --------------
                                                   (Unaudited)
                    Assets

Current Assets
  Cash and cash equivalents                      $       94,967   $     217,549
  Accounts receivable                                   318,760         210,557
  Inventory                                             136,008         194,542
  Deferred tax asset                                     11,500           7,000
  Other receivable                                        8,288           8,288
  Prepaid insurance                                       1,397               -
                                                 --------------   --------------

          Total Current Assets                          570,920         637,936
                                                 --------------   --------------

Property and Equipment, at cost
  Office and computer equipment                         231,090         181,026
  Leasehold improvements                                 15,700          15,700
                                                 --------------   --------------
                                                        246,790         196,726
  Less accumulated depreciation                        (186,469)       (175,665)
                                                 --------------   --------------

          Net Property and Equipment                     60,321          21,061
                                                 --------------   --------------

Other Assets
  Other deposits                                         12,158          12,158
  Intangibles
    Customer base, net of accumulated
      amortization of $4,561                              2,281           4,561
    Trademark, net of accumulated
      amortization of $134                                1,516           1,516
    Goodwill                                             17,765          17,765
                                                 --------------   --------------

          Total Other Assets                             33,720          36,000
                                                 --------------   --------------

          Total Assets                           $      664,961   $     694,997
                                                 ==============   ==============

            Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                               $      351,593   $     518,540
  Accrued liabilities                                     7,831          16,971
  Corporate tax payable                                  13,487               -
  Loan payable-Dell                                         714               -
  Notes payable related parties                         122,342          62,342
  Wells Fargo Business Line                              66,987          54,936
  National Bank of California Credit Line                22,000               -
                                                 --------------   --------------

          Total Current Liabilities                     584,954         652,789
                                                 --------------   --------------

Shareholders' Equity
  Capital stock                                           8,471           8,471
  Additional paid in capital                             83,345          83,345
  Accumulated deficit                                   (11,809)        (49,608)
                                                 --------------   --------------

          Total Shareholders' Equity                     80,007          42,208
                                                 --------------   --------------

          Total Liabilities and
            Shareholders' Equity                 $      664,961   $     694,997
                                                 ==============   ==============



                 The accompanying notes are an integral part of
                    these consolidated financial statements


                               AMEXDRUG CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)


                                Three Months Ended September 30,  Nine Months Ended September 30,
                                     2008             2007             2008             2007
                                 -------------   --------------   --------------   --------------
Sales                            $   1,331,654   $    1,248,547   $    4,104,641   $   4,721,093

Cost of Goods Sold                   1,190,200        1,165,679        3,760,487       4,361,981
                                 -------------   --------------   --------------   --------------

Gross Profit                           141,454           82,868          344,154         359,112
                                 -------------   --------------   --------------   --------------

Operating Expenses
  Selling, general and
    administrative expense              92,725          144,752          269,561         355,823
  Research and development               1,050                -            3,309               -
                                 -------------   --------------   --------------   --------------

          Total Operating
          Expenses                      93,775          144,752          272,870         355,823
                                 -------------   --------------   --------------   --------------

Income/(Loss) before
  depreciation and amortization
  expense                               47,679          (61,884)          71,284           3,289

   Depreciation and
     amortization expense                3,601                -           13,085          25,883
                                 -------------   --------------   --------------   --------------

Income/(Loss) before Other
  Income/(Expenses)                     44,078          (61,884)          58,199         (22,594)
                                 -------------   --------------   --------------   --------------

Other Income/(Expenses)
   Interest and other income               266           55,415              266         110,862
   Penalty                                   -                -             (344)              -
   Unrealized gain/(loss)                 (470)                             (797)              -
   Interest expense                     (4,714)          (1,146)         (10,947)         (3,546)
                                 -------------   --------------   --------------   --------------

          Total Other
            Income/(Expenses)           (4,918)          54,269          (11,822)        107,316
                                 -------------   --------------   --------------   --------------

Income/(Loss) before Provision
  for Income Taxes                      39,160           (7,615)          46,377          84,722

Income tax benefit/(expense)           (14,188)            (669)          (8,575)             64
                                 -------------   --------------   --------------   --------------

Net Income/(Loss)                $      24,972   $       (8,284)  $       37,802   $      84,786
                                 =============   ==============   ==============   ==============

BASIC AND DILUTED INCOME/(LOSS)
  PER SHARE                      $        0.00   $        (0.00)  $         0.00   $        0.01
                                 =============   ==============   ==============   ==============

WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING
      BASIC AND DILUTED              8,470,481        8,470,481        8,470,481       8,470,481
                                 =============   ==============   ==============   ==============


                          The accompanying notes are an integral part of
                              these consolidated financial statements

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Nine Months Ended September 30,
                                                     2008              2007
                                                 --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                              $       37,802   $      84,786
  Adjustment to reconcile net loss to net cash
    used in operating activities
  Depreciation and amortization                          13,085          25,883
  (Increase) Decrease in:
    Accounts receivable                                (108,203)        (99,918)
    Allowance for doubtful accounts                           -         (29,788)
    Inventory                                            58,534         (58,280)
    Prepaid expenses                                     (1,397)          3,993
    Account settlement receivable                             -          (8,288)
    Deferred tax asset                                   (4,500)             64
    Increase (Decrease) in:
    Accounts payable and accrued liabilities           (176,091)         51,840
    Corporate income tax payable                         13,487           8,151
    Deferred tax liability                                   -          (13,954)
                                                 --------------   --------------

          NET CASH USED IN OPERATING ACTIVITIES        (167,283)        (35,511)
                                                 --------------   --------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of fixed assets                              (50,064)         (8,337)
  Purchase of trademark                                       -            (650)
                                                 --------------   --------------
          NET CASH USED IN INVESTING ACTIVITIES         (50,064)         (8,987)
                                                 --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan payable, Dell                                        714               -
  Payments on capital leases                                  -         (19,823)
  Proceeds from credit lines                             34,051          58,217
  Proceeds from related parties                          60,000         (10,798)
                                                 --------------   --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                94,765          27,596
                                                 --------------   --------------

NET DECREASE IN CASH                                   (122,582)        (16,902)


CASH, BEGINNING OF PERIOD                               217,549          89,017
                                                 --------------   --------------

CASH, END OF PERIOD                              $       94,967   $      72,115
                                                 ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Interest paid                               $        2,464   $       3,546
                                                 ==============   ==============
     Income taxes                                $        2,974   $           -
                                                 ==============   ==============



                 The accompanying notes are an integral part of
                     these consolidated financial statements

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                               SEPTEMBER 30, 2008


1.   BASIS OF PRESENTATION
     The  accompanying  unaudited  financial  statements  have been  prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007.

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

     Loss per Share Calculations
     ---------------------------
     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of "Loss per Share". SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted loss per share is the same as the basic loss per share for the period ended September 30, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

     Reclassification
     ----------------
     Certain items included in the nine months ended September 30, 2007 financial statements have been reclassified to conform to the current year presentation.

3.   CAPITAL STOCK
     During the nine months ended September 30, 2008, the Company issued no shares of common stock.

4.   INCOME TAXES
     The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

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

         Amexdrug Corporation, through its wholly-owned subsidiaries, Dermagen, Inc., Allied Med, Inc., Royal Health Care, Inc. and BioRx Pharmaceuticals, Inc. is a growing pharmaceutical and cosmeceutical company specializing in the research and development, manufacturing and distribution of pharmaceutical drugs, cosmetics and distribution of prescription and over-the-counter drugs, private manufacturing and labeling and a quality control laboratory. At Amexdrug Corporation, it is our anticipation to give our clientele the opportunity to purchase cost effective products while maximizing the return of investments to our shareholders.

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

         Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,470,481 are issued and outstanding as of September 30, 2008.

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

         Results of Operations
         ---------------------

         For the Three Months Ended September 30, 2008. For the three months ended September 30, 2008, Amexdrug reported sales of $1,331,654, comprised entirely of income from the pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and (OTC) health and beauty products by our subsidiaries, Dermagen, Inc., Allied Med and BioRx Pharmaceuticals, Inc. This is $83,107 more than the $1,248,547 of sales reported for the three months ended September 30, 2007. Cost of goods sold for the three months ended September 30, 2008 was $1,190,200, an increase of $24,521 from the $1,165,679 cost of goods sold for the three months ended September 30, 2007. During the three months ended September 30, 2008 gross profit increased by $58,586 to $141,454, or 10.6% of sales, from the $82,868, or 6.6% of sales recorded for the three months ended September 30, 2007. The change in gross profit margin is attributable to an increased percentage of sales made from higher gross margin products manufactured and sold in the three month period ended September 30, 2008.

         For the three months ended September 30, 2008, Amexdrug reported other income of $266, a decrease of $55,149 from the $55,415 of other income reported for the three months ended September 30, 2007.

         Selling, general and administrative expense was $92,725 for the three months ended September 30, 2008, a decrease of $52,027 from the $144,752 of selling, general and administrative expense recorded for the three months ended September 30, 2007. This decrease in selling, general and administrative expense is largely attributable to decreases in trade show expenses and traveling expenses in the later period.

         During the three months ended September 30, 2008, Amexdrug experienced net income of $24,972, as compared to a net loss of $8,284 experienced in the three months ended September 30, 2007. Amexdrug's improvement during the three month period ended September 30, 2008 is attributable largely to the decrease of selling, general and administrative expense in the later period.

         For the Nine Months Ended September 30, 2008. For the nine months ended September 30, 2008, Amexdrug reported sales of $4,104,641, comprised entirely of income from the pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and (OTC) health and beauty products by our subsidiaries, Dermagen, Inc., Allied Med and BioRx Pharmaceuticals, Inc. This is $616,452 less than the $4,721,093 of sales reported for the nine months ended September 30, 2007. During the nine month period ended September 30, 2008, Amexdrug experienced a decrease in total sales due, in part, to the loss of a few customers. Cost of goods sold for the nine months ended September 30, 2008 was $3,760,487, a decrease of $601,494 from the $4,361,981 cost of goods sold for the nine months ended September 30, 2007. During the nine months ended September 30, 2008 gross profit decreased by $14,958 to $344,154, or 8.4% of sales, from the $359,112, or 7.6% of sales recorded for the nine months ended September 30, 2007. The change in gross profit margin is attributable to an increased percentage of sales of higher gross margin products manufactured and sold in the first nine months of 2008.

         For the nine months ended September 30, 2008, Amexdrug reported other income of $266, a decrease of $110,596 from the $110,862 of other income reported for the nine months ended September 30, 2007.

         Selling, general and administrative expense was $269,561 for the nine months ended September 30, 2008, a decrease of $86,262 from the $355,823 of selling, general and administrative expense recorded for the nine months ended September 30, 2007. This decrease in selling, general and administrative expense is largely attributable to decreases in trade show expenses and traveling expenses in the later period.

         During the nine months ended September 30, 2008, Amexdrug experienced net income of $37,802, a decrease of $46,984 from the net income of $84,786 experienced in the nine months ended September 30, 2007. Amexdrug's decrease in net profits during the nine month period ended September 30, 2008 is attributable largely to the decrease in other income earned in the later period.

         Liquidity and Capital Resources - September 30, 2008
         ----------------------------------------------------

         As of September 30, 2008, Amexdrug reported total current assets of $570,920, comprised of cash and cash equivalents of $94,967, accounts receivable of $318,760, inventory of $136,008, a deferred tax asset of $11,500, other receivable of $8,288 and prepaid insurance of 1,397. Total assets as of September 30, 2008 were $664,961, which included total current assets, plus net property and equipment of $60,321, other deposits of $12,158, customer base of $2,281, trademark of $1,516, and goodwill of $17,765.

         Amexdrug's liabilities as of September 30, 2008 consisted primarily of accounts payable of $351,593, notes payables to related parties of $122,342, business lines of credit of $88,987and corporate tax payable of $13,487.

         During the nine months ended September 30, 2008, Amexdrug used $167,283 cash in operating activities compared to $35,511 cash used in operating activities in the nine months ended September 30, 2007. The primary adjustments to reconcile net income to net cash used in operating activities during the nine months ended September 30, 2008 were as follows: a decrease in accounts payable and accrued liabilities of $176,091, a decrease in inventory of $58,534, and an increase in accounts receivable of $108,203. Amexdrug had $94,967 in cash and cash equivalents at September 30, 2008. Operations have primarily been funded through cash generated from operations, and from loans made from the wife of our President. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

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

Item 4T. Controls and Procedures.

         Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of September 30, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

         During the last fiscal quarter ended September 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

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

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by Amexdrug during the quarter ended September 30, 2008.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMEXDRUG CORPORATION


Date: November 12, 2008                 By: /s/ Jack Amin
                                            ------------------------------------
                                            Jack Amin
                                            Director, President, Chief Executive
                                            Officer, Chief Financial Officer and
                                            Chief Accounting Officer

--------------------------------------------------------------------------------