Form 10-K
period 2008-12-31
AMEXDRUG CORP
filed 2009-04-13
CIK 45621

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _________________

      Commission File number   0-7473
                             ---------


                              AMEXDRUG CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                                       95-2251025
    ------------------------------                  --------------------------
    State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
    incorporation or organization

  8909 West Olympic Blvd., Suite 208, Beverly Hills, CA            90211
  -----------------------------------------------------          ----------
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (310) 855-0475
                                                     --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class            Name of each exchange on which registered
       None                                         None
-------------------            -----------------------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common stock, par value $0.001
                         ------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [  ]                    Accelerated filer [  ]

     Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the voting and non-voting common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. At June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $787,029 based upon 715,481 shares held by non-affiliates, and the average of the bid price and the asked price of $1.10 per share.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 6, 2009, the registrant had 8,470,481 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980). None

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
                                                                           ----
                                     PART I
                                     ------

ITEM 1.    BUSINESS......................................................     3

ITEM 1A.   RISK FACTORS..................................................    15

ITEM 1B.   UNRESOLVED STAFF COMMENTS.....................................    18

ITEM 2.    PROPERTIES....................................................    18

ITEM 3.    LEGAL PROCEEDINGS.............................................    19

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.............    19


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OR EQUITY SECURITIES..........    19

ITEM 6.    SELECTED FINANCIAL DATA.......................................    21

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..................................    21

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK....    25

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    25

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE......................................    39

ITEM 9A.   CONTROLS AND PROCEDURES.......................................    40

ITEM 9B.   OTHER INFORMATION.............................................    41


                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE........    41

ITEM 11.   EXECUTIVE COMPENSATION........................................    44

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................    46

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
              DIRECTOR INDEPENDENCE......................................    47

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES........................    49

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES....................    49

                                     PART I

Note Regarding Forward Looking Statements

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

--------------------------------------------------------------------------------

                                ITEM 1. BUSINESS

--------------------------------------------------------------------------------

Business Development

History
-------

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

Amexdrug Corporation, through its wholly-owned subsidiaries, Dermagen, Inc., Allied Med, Inc., Royal Health Care, Inc. and BioRx Pharmaceuticals, Inc. is a pharmaceutical and cosmeceutical company specializing in the research and development, manufacturing and distribution of pharmaceutical drugs, cosmetics and distribution of prescription and over-the-counter drugs, private manufacturing and labeling and a quality control laboratory. At Amexdrug Corporation, it is our anticipation to give our clientele the opportunity to purchase cost effective products while maximizing the return of investments to our shareholders.

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

Significant acquisitions
------------------------

                                Allied Med, Inc.
                                ----------------

On December 31, 2001, Amexdrug acquired all of the issued and outstanding common shares of Allied Med, Inc., an Oregon corporation, in a share exchange in a related party transaction.

Allied Med, Inc., was formed as an Oregon corporation in October 1997 to operate in the pharmaceutical wholesale business of selling a full line of brand name and generic pharmaceutical products, over-the-counter (OTC) drug and non-drug products and health and beauty products to independent and chain pharmacies, alternative care facilities and other wholesalers.

Amexdrug assumed the operations of Allied Med, and Amexdrug has been building on the wholesale pharmaceutical operations of Allied Med.

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

Business Segments

Since 2005, Amexdrug has had operations in two segments of its business, namely:
Distribution and Health and Beauty Products. Distribution consists of the wholesale pharmaceutical distribution and resale of brand and generic pharmaceutical products, over-the-counter drugs and non-drug products and health and beauty products. Health and Beauty Products consist of the manufacture and distribution of primarily health and beauty products.

Industry trends

                      Pharmaceutical and healthcare markets

According to IMS Health, a company specializing in information services for the pharmaceutical and health care industries, the United States is the world's largest pharmaceutical market, with 2000 sales of $150 billion, including diagnostics and over-the-counter drugs. That figure is expected to increase due to a number of factors including:

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

Research and Development

Amexdrug engages in some research and development of its products. Total research and development costs were $44,576 and $165,481 for the years ended December 31, 2008 and 2007, respectively. Amexdrug anticipates that research and development costs to be incurred in 2009 will be similar in amount to the research and development costs incurred in 2008.

Intellectual Property and Patent Protection

We presently have no patents, and we have no immediate plans to pursue any patents.

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

Dependence on major suppliers

During the year ended December 31, 2008, purchases from two suppliers accounted for 75% and 21% of total purchases, respectively. Accounts payable to these two suppliers accounted for 78% and 18% of the total accounts payable balance as of December 31, 2008. During the year ended December 31, 2007, purchases from the same two suppliers accounted for 65% and 19% of our total purchases, respectively. Accounts payable to these two suppliers accounted for 8% and 68% of the total accounts payable balance as of December 31, 2007. We presently enjoy a good relationship with our suppliers. If for any reason our business with our suppliers was interrupted or discontinued in the future, we would be able to acquire most, if not all, of the same products from other suppliers at similar competitive prices. However, the loss of our largest supplier could have a potential negative effect upon our future operations.

Dependence on major customers

Two customers accounted for 10% or more of our sales during the year ended December 31, 2008. Two customers accounted for 10% or more of our sales during the year ended December 31, 2007. They accounted for approximately 30% and 11% of our 2008 sales, respectively, and 26.4% and 11.8% of our 2007 sales, respectively.

Employees

The Company currently employs twelve full time and three part time employees. Nine of the full time employees have been hired since October 2008, and they work in the Company's new marketing office located in the Philippines, and work on marketing the Company's products in the U.S. Labor unions do not represent any of these employees. The Company considers its employee relations to be good. Competition for qualified personnel in its industry is intense, particularly for technical staff responsible for marketing, advertising, web development, and general and administrative activities.

Employees will be permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible.

Physical facilities

The Company's principal executive offices and its Allied Med, Inc. operations are located in Beverly Hills, California. The Company leases approximately 800 square feet of office space for approximately $1,160 per month. This space is leased on a month to month basis. The Company believes this space will be sufficient for at least the next twelve months.

The Company's Dermagen, Inc. operations are currently located at 2500 East Fender Avenue, Building IJK, Fullerton, California in approximately 6,000 square feet. The monthly lease payment is approximately $3,750, and the lease expires in September 2009. The Company intends to renew the lease for an additional year. The Company believes this space will be sufficient for at least the next twelve months.

In October 2008, the Company opened a new marketing office located in Manila, Philippines. The office is approximately 800 square feet in size, and the Company pays $175 per month for rent. The Company believes this space will be sufficient for at least the next twelve months.

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

--------------------------------------------------------------------------------

                              ITEM 1A. RISK FACTORS

--------------------------------------------------------------------------------

You should carefully consider the risks and uncertainties described below and other information in this report. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results, would likely suffer. Additional risks and uncertainties, including those not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or operating results.

Risks Relating to Our Business
------------------------------

The industry in which Amexdrug operates is highly competitive and could affect our results of operations.

The industry in which we operate is highly competitive and is marked by changes and new products. Our competitors and potential competitors include many large national and international companies as well as medium and small sized companies. Most existing and potential competitors have greater financial resources, larger market share, and larger production and research capability, which may enable them to establish and/or maintain a stronger competitive position than we have. If we fail to address competitive developments quickly and effectively, we will not be able to grow our business or remain a viable entity.

Our business could be adversely affected by any adverse economic developments in wholesale pharmaceutical distribution and health and beauty products.

We depend on the demand for our products in the U.S. Therefore, our business is susceptible to downturns in the wholesale pharmaceutical distribution and health and beauty products industry and the economy in general. Any significant downturn or worsening in the market or in general economic conditions would likely hurt our business.

If we fail to keep up with changes affecting our products, we will become less competitive and thus adversely affect future financial performance.

In order to remain competitive, we must respond on a timely and cost-efficient basis to changes in our industry in general, industry standards and procedures and customer preferences. Management believes that to remain competitive, we will need to continuously obtain and/or develop new products and applications for existing products. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting to any changes in our products may have a material and adverse effect on our operating results.

Our business could be adversely affected by local, state, national, international laws or regulations.

Our future success depends in part on laws and regulations that exist, or are expected to be enacted in the geographical areas where we do business. These laws and regulations could negatively affect our business and anticipated revenues. We cannot guarantee a positive outcome in direction, timing, or scope of laws and regulations that may be enacted which will affect our business.

Our future success depends on retaining our existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our future success depends in part on our ability to retain our key employees including our president. We do not presently have employment agreements with our executives, each executive may be able to terminate his or her agreement at any time. It would be difficult for us to replace our president. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

We may be unable to protect our intellectual property adequately or cost effectively, which may cause us to lose market share or reduce prices.

Our future success depends in part on our ability to protect and preserve proprietary rights related to our products. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We have not obtained any patents on our products. We rely on trade secrets, common law trademark rights and trademark registrations. We may also employ confidentiality and work for hire, development, assignment and license agreements with employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing intellectual property rights could be costly and time-consuming and could distract management's attention from operating business matters.

Our intellectual property may infringe on the rights of others, resulting in costly litigation.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merits. Other companies or individuals may allege that we infringe on their intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain. In the event of an adverse result against future rights we may acquire, we could be liable for substantial damages and we may be forced to discontinue our use of the subject matter in question or obtain a license to use those rights or develop non-infringing alternatives. Any of these results would increase our cash expenditures, adversely affecting our financial condition.

Risks Relating to Ownership of Our Common Stock

We cannot assure you that there will be an active trading market for our common stock and it could be difficult for holders of our common stock to liquidate their shares.

Our common stock is quoted on the OTC Bulletin Board. The price of our shares has been volatile, our shares are thinly traded, and liquidation of a person's holdings may be difficult. Thus, holders of our common stock may be required to retain their shares for a long period of time.

We do not anticipate paying dividends in the foreseeable future, which could make our stock less attractive to potential investors.

We anticipate that we will retain any future earnings and other cash resources for future operations and development of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.

It may be difficult for a third party to acquire us, and this could depress our stock price.

Under Nevada corporate law, we are permitted to include or exclude certain provisions in our articles of incorporation and/or by-laws that could discourage information contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. For example:

         o Under Nevada law, we are not required to provide for, and our by-laws do not provide for, cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and
         o Stockholders cannot call a special meeting of stockholders unless they, in the aggregate, hold at least 10% of our common stock.

Trading in our shares is subject to certain "penny stock" regulation which could have a negative effect on the price of our shares in the public trading market.

Public trading of our common stock on the OTCBB is subject to certain provisions, commonly referred to as the penny stock rule, promulgated under the Securities Exchange Act of 1934. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

         o make a special suitability determination for purchasers of penny stocks;
         o receive the purchaser's written consent to the transaction prior to the purchase; and
         o deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

--------------------------------------------------------------------------------

                       ITEM 1B. UNRESOLVED STAFF COMMENTS

--------------------------------------------------------------------------------

Not applicable.

--------------------------------------------------------------------------------

                               ITEM 2. PROPERTIES

--------------------------------------------------------------------------------

Operating facilities

The Company's Dermagen, Inc. operations are currently located at 2500 East Fender Avenue, Building IJK, Fullerton, California in approximately 6,000 square feet. The monthly lease payment is approximately $3,750, and the lease expires in September 2009. The Company intends to renew the lease for an additional year. The Company believes this space will be sufficient for at least the next twelve months. The lease is with an unrelated third party.

Executive offices and Allied Med operations

Amexdrug's executive offices and its Allied Med operations are presently located at 8909 W. Olympic Boulevard, Suite 208, Beverly Hills, California 90211, and consist of three offices and a reception area comprising approximately 800 square feet. Amexdrug leases its executive facilities on a month to month basis under an oral lease agreement from an unrelated third party. The monthly lease payment under this lease is approximately $1,160. The Company believes this space will be sufficient for at least the next twelve months.

Marketing office

In October 2008, the Company opened a new marketing office located in Manila, Philippines. The office is approximately 800 square feet in size, and the Company pays $175 per month for rent. The Company believes this space will be sufficient for at least the next twelve months.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II

--------------------------------------------------------------------------------

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                    AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter ended                 High bid          Low bid
-------------                 --------          -------
March 31, 2008                 $1.20             $1.10
June 30, 2008                  $1.10             $1.10
September 30, 2008             $1.10             $0.30
December 31, 2008              $0.30             $0.30
March 31, 2007                 $1.70             $1.20
June 30, 2007                  $1.25             $1.20
September 30, 2007             $1.45             $1.20
December 31, 2007              $1.20             $1.20

Based on its trading price, our common stock is considered a "penny stock" for purposes of federal securities laws, and therefore has been subject to certain regulations, which are summarized below.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a "penny stock." Specifically, Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on NASD broker-dealers who make a market in a "penny stock." Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share and is not listed on The NASDAQ SmallCap Stock Market or a major stock exchange. These regulations affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers of the Company's common stock to sell their shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor," generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

As long as the penny stock regulations apply to the Company's stock, it may be difficult to trade such stock because compliance with the regulations can delay and/or preclude certain trading transactions. Broker-dealers may be discouraged from effecting transactions in the Company's stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of the Company's common stock, and impede the sale of the Company's stock.

Holders

The number of record holders of Amexdrug's common stock as of April 6, 2009 is approximately 190. This number does not take into consideration stockholders whose shares are held by broker-dealers, finance institutions or other nominees.

Dividend Policy

Amexdrug has not declared any cash dividends with respect to its common stock during the last two fiscal years, and we do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, Amexdrug's ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

Equity Compensation Plans

The Company has not approved any compensation plans under which equity securities of the Company are authorized for issuance.

Recent sales of unregistered securities

During the past three years, Amexdrug has not sold any shares of its common stock without registration under the Securities Act of 1933.

--------------------------------------------------------------------------------

                         ITEM 6. SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------

A smaller reporting company is not required to provide the information specified by this item.

--------------------------------------------------------------------------------

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

--------------------------------------------------------------------------------

Forward Looking Statements

The following information contained in this Item 7 should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-K. The Company's fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management's good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The words "believes," "expects," "intends," "plans," "anticipates," "hopes," "likely," "will," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond the Company's control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; and
(ii) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

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

We have introduced five pharmaceutical over the counter (OTC) and natural products in 2008 and plan to add three more products, in various stages of development, in 2009. Our team of professionals fully pledges the effectiveness of our distinct products.

At this time, we have certain distribution channels with suppliers and customers whom we know and trust, such as CVS, Target, Amazon, and hundreds of independent pharmacies. Of the estimated 100,000 retailers (drug stores and food mass), we expect to have 25,000 stores carry our products in 2009. Our mission is to expand the sales of our products to more than 40,000 stores in 2010.

The accompanying financial information includes the operations of Allied Med, Inc. and the operations of Amexdrug Corporation for all periods presented.

Results of operations for the years ended December 31, 2008 and 2007

Revenues
--------

For the year ended December 31, 2008, Amexdrug reported sales of $5,693,502, comprised of $5,456,852 of sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) health and beauty products, and $236,650 of sales of health and beauty products manufactured by the Company. This was $446,133 less than the $6,139,635 of sales reported for the year ended December 31, 2007 which was comprised primarily of $5,914,631 sales from the Company's pharmaceutical wholesale distribution business of selling brand name generic pharmaceutical products, and over-the-counter (OTC) health and beauty products and $225,004 of sales of health and beauty products manufactured by the Company. The decrease in sales is primarily due to a decrease in sales of products in our wholesale distribution business.

Costs of Goods Sold
-------------------

Cost of goods sold for the year ended December 31, 2008 was $5,238,994, a decrease of $518,714 from the $5,757,708 cost of goods sold for the year ended December 31, 2007.

Gross Profit
------------

During the year ended December 31, 2008 gross profit increased by $72,581 to $454,508 or 8.0% of sales from the $381,927 or 6.2% of sales recorded for the year ended December 31, 2007. The Company attributes its increase in gross profit margin in 2008 due to increased sales of higher profit margin products in 2008.

Expenses
--------

Total operating expenses for the year ended December 31, 2008 were $421,188, a decrease of $56,339 from the total operating expenses of $477,527 recorded for the year ended December 31, 2007. Selling, general and administrative expense was $364,201 for the year ended December 31, 2008, an increase of $78,038 from the $286,163 recorded for the year ended December 31, 2007. This increase in selling, general and administrative expense is attributable to increased employee expense. Research and development expense for the year ended December 31, 2008 was $44,576, a decrease of $120,905 from the $165,481 recorded for the year ended December 31, 2007. The Company anticipates that research and development expenses for 2009 may be similar to the amount incurred in 2008.

Net Income
----------

During the year ended December 31, 2008, Amexdrug experienced net income of $12,332. This was $896 more than the $11,436 net income recorded for the year ended December 31, 2007.

Liquidity and capital resources - December 31, 2008

As of December 31, 2008, Amexdrug reported total current assets of $662,899, comprised primarily of cash of $96,390, accounts receivable of $314,397 and inventory of $211,538. Total assets as of December 31, 2008 were $709,403, which included total current assets of $662,899, plus net property and equipment of $15,230, lease deposits of $12,158, goodwill of $17,765 and trademarks of $1,351.

Amexdrug's liabilities as of December 31, 2008 consist of accounts payable of $430,818, notes payable to a related party of $109,202, accrued liabilities of $14,286, corporate income tax payable of $9,270 and business line of credit balance of $91,287.

During the year ended December 31, 2008, Amexdrug used $193,706 cash in operating activities compared to $120,910 cash generated in operating activities in the year ended December 31, 2007. The primary adjustments to reconcile net income to net cash provided by operating activities during 2008 were as follows: an increase in accounts receivable of $125,940, an increase in accounts payable and accrued liabilities of $90,407, an increase in inventory of $16,996, depreciation expense of $12,411, accrued corporate income taxes payable of $9,270, an increase of prepaid expenses of $7,900, an increase in deferred tax asset of $9,345 and an increase in allowance for doubtful accounts of $22,100. Cash decreased during the year ended December 31, 2008 by $121,159 compared to an increase during 2008 of $128,532. Amexdrug had a cash balance of $96,390 at December 31, 2008. Operations have primarily been funded through an increase in a related party loan and an increase in the credit line balance. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

The Company expended $1,854 and $16,044 on capital expenditures during the years ended December 31, 2008 and 2007, respectively. The Company has no current plans for capital expenditures.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2008, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements
--------------------------------

For a description of recent accounting pronouncements adopted by the Company see the footnotes to the Company's consolidated financial statements.

--------------------------------------------------------------------------------

        ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

A smaller reporting company is not required to provide the information specified by this item.

--------------------------------------------------------------------------------

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------

Amexdrug's consolidated audited balance sheets as of December 31, 2008 and 2007, Amexdrug's consolidated audited statements of income, stockholders' equity, and cash flows for the fiscal years ended December 31, 2008 and 2007 are included hereafter.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Reports of Independent Registered Public Accounting Firms...................27

Consolidated Balance Sheets -- December 31, 2008 and 2007...................28

Consolidated Statements of Income for the Years Ended December 31,
  2008 and 2007.............................................................29

Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 2008 and 2007...............................................30

Consolidated Statements of Cash Flows for the Years Ended December 31,
   2008 and 2007............................................................31

Notes to Consolidated Financial Statements..................................32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
Amexdrug Corporation
Beverly Hills, California

We have audited the accompanying balance sheets of Amexdrug Corporation as of December 31, 2008 and 2007, and the related statements of income, stockholders equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amexdrug Corporation as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment about the effectiveness of Amexdrug Corporation's internal control over financial reporting as of December 31, 2008 and, accordingly, we do not express an opinion thereon.


/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 8, 2009

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    December 31,   December 31,
                                                       2008            2007
                                                    ------------   -------------

                      Assets

Current Assets
  Cash and cash equivalents                         $     96,390   $    217,549
  Investment                                               2,681              -
  Accounts receivable, net of allowance of $22,100       314,397        210,557
  Inventory                                              211,538        194,542
  Deferred tax asset                                      16,345          7,000
  Prepaid expense                                          7,900              -
  Other receivable                                         8,288          8,288
  Advance officer                                          5,360              -
                                                    ------------   -------------

       Total Current Assets                              662,899        637,936
                                                    ------------   -------------

Property and Equipment, at cost
  Machinery and Equipment                                 56,700         56,700
  Office and computer equipment                          126,180        124,326
  Leasehold improvements                                  15,700         15,700
                                                    ------------   -------------
                                                         198,580        196,726
  Less accumulated depreciation                         (183,350)      (175,665)
                                                    ------------   -------------

       Net Property and Equipment                         15,230         21,061
                                                    ------------   -------------

Other Assets
  Lease deposits                                          12,158         12,158
  Intangibles
    Customer base, net of accumulated
      amortization of $18,259                                  -          4,561
    Trademark, net of accumulated amortization
      of $299                                              1,351          1,516
    Goodwill                                              17,765         17,765
                                                    ------------   -------------

       Total Other Assets                                 31,274         36,000
                                                    ------------   -------------

       Total Assets                                 $    709,403   $    694,997
                                                    ============   =============

       Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                  $    430,818   $    518,540
  Accrued liabilities                                     14,286         16,971
  Corporate income tax payable                             9,270              -
  Note payable, related party                            109,202         62,342
  Credit lines                                            91,287         54,936
                                                    ------------   -------------

       Total Current Liabilities                         654,863        652,789
                                                    ------------   -------------

Shareholders' Equity
  Common Stock, $0.0001 par value;
  50,000,000 authorized common shares
  8,470,481 shares issued and outstanding                  8,471          8,471
  Additional Paid in Capital                              83,345         83,345
  Accumulated  deficit                                   (37,276)       (49,608)
                                                    ------------   -------------

                                                          54,540         42,208
                                                    ------------   -------------

       Total Liabilities and Shareholders' Equity   $    709,403   $    694,997
                                                    ============   =============


   The accompanying notes are in integral part of these financial statements.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                         For the Years Ended
                                                             December 31,
                                                        2008            2007
                                                    ------------   -------------

Sales                                               $  5,693,502   $  6,139,635

Cost of Goods Sold                                     5,238,994      5,757,708
                                                    ------------   -------------

Gross Profit                                             454,508        381,927
                                                    ------------   -------------

Operating Expenses
  Selling, general and administrative expense            364,201        286,163
  Research and development                                44,576        165,481
  Depreciation expense                                    12,411         25,883
                                                    ------------   -------------

       Total Operating Expenses                          421,188        477,527
                                                    ------------   -------------

Income/(Loss) before Other Income/(Expenses)              33,320        (95,600)
                                                    ------------   -------------

Other Income/(Expenses)
  Interest and other income                                  266        116,302
  Penalty                                                   (403)             -
  Unrealized gain/(loss)                                    (769)             -
  Interest expense                                       (15,322)        (4,530)
                                                    ------------   -------------

       Total Other Income/(Expenses)                     (16,228)       111,772
                                                    ------------   -------------

Income before Provision for Income Taxes                  17,092         16,172

Income tax benefit/(expense)                              (4,760)        (4,736)
                                                    ------------   -------------

           Total                                          (4,760)        (4,736)
                                                    ------------   -------------


Net Income                                          $     12,332   $     11,436
                                                    ============   =============

BASIC AND DILUTED INCOME PER SHARE                  $       0.00   $       0.00
                                                    ============   =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
   BASIC AND DILUTED                                   8,470,481      8,470,481
                                                    ============   =============



   The accompanying notes are in integral part of these financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                       Common stock      Additional                   Total
                  ---------------------   Paid-in     Accumulated  Stockholders'
                     Shares     Amount     Capital      Deficit       Equity
                  ----------  ---------  -----------  -----------  -------------
Balance,
  December 31,
  2006             8,470,481  $   8,471  $    83,345  $   (61,044) $     30,772

Net income                 -          -            -       11,436        11,436
                  ----------  ---------  -----------  -----------  -------------
Balance,
  December 31,
  2007             8,470,481      8,471       83,345      (49,608)       42,208

Net income                 -          -            -       12,332        12,332
                  ----------  ---------  -----------  -----------  -------------

Balance,
  December 31,
  2008             8,470,481  $   8,471  $    83,345  $   (37,276) $     54,540
                  ==========  =========  ===========  ===========  =============



   The accompanying notes are in integral part of these financial statements.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Years Ended
                                                            December 31,
                                                        2008            2007
                                                    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $     12,332   $     11,436
  Adjustment to reconcile net income to net cash
    used in operating activities
  Depreciation and amortization                           12,411         32,787
  Allowance for doubtful accounts                         22,100        (29,788)
  Deferred income taxes                                        -              -
  Unrealized gain/(loss) on investment                       769              -
  (Increase) Decrease in:
    Accounts receivable                                 (125,940)        (6,346)
    Inventory                                            (16,996)       (52,693)
    Prepaid expenses                                      (7,900)         3,993
    Account settlement receivable                              -         (8,288)
    Deferred tax asset                                    (9,345)         4,864
    Increase (Decrease) in:
    Accounts payable and accrued liabilities             (90,407)       186,286
    Corporate income tax payable                           9,270         (7,387)
    Deferred tax liability                                     -        (13,954)
                                                    ------------   -------------

       NET CASH USED IN OPERATING ACTIVITIES            (193,706)       120,910
                                                    ------------   -------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment                                              (3,450)             -
  Purchase of fixed assets                                (1,854)       (16,044)
  Purchase of trademark                                        -           (650)
                                                    ------------   -------------
       NET CASH USED IN INVESTING ACTIVITIES              (5,304)       (16,694)
                                                    ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances to officer                                     (5,360)             -
  Payments on capital leases                                   -        (19,822)
  Payments on related party loans                        (13,140)             -
  Proceeds from credit lines, net                         36,351         54,936
  Proceeds from related parties                           60,000        (10,798)
                                                    ------------   -------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES          77,851         24,316
                                                    ------------   -------------

       NET INCREASE/(DECREASE) IN CASH                  (121,159)       128,532


CASH, BEGINNING OF PERIOD                                217,549         89,017
                                                    ------------   -------------

CASH, END OF PERIOD                                 $     96,390   $    217,549
                                                    ============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                     $      8,502   $      3,546
                                                    ============   =============
  Income taxes                                      $      8,221   $          -
                                                    ============   =============


   The accompanying notes are in integral part of these financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


1.    ORGANIZATION AND LINE OF BUSINESS

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

      Revenue Recognition
      -------------------
      The Company generates revenues from the manufacture and resale of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. The Company accounts for these revenues at the time of shipment to the customer. An allowance for sales returns is provided for products sold on a cash-on-delivery basis that are not accepted or paid for by the customer.

      Cash and Cash Equivalent
      ------------------------
      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Investments
      -----------
      Certificate of Deposits with banking institutions are short-term investments with initial maturities of more than 90 days. The carrying amount of these investments is a reasonable estimate of fair value due to their short-term nature.

      Use of Estimates
      ----------------
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options. Actual results could differ from those estimates.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Property and Equipment
      ----------------------
      Property and equipment are stated at cost, and are  depreciated  using the
      modified   accelerated  cost  recovery  system  (macrs)  method  over  its estimated useful lives:

             Machinery & Office equipment                 3-10 Years
             Leasehold improvements                        2-5 Years


      Depreciation expense was $7,685 and $26,601 for the years ended December 31,2008 and 2007, respectively

      Fair Value of Financial Instruments
      -----------------------------------
      SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2008, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

      Basic Income per Share Calculations
      -----------------------------------
      Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. As of December 31, 2008 and 2007, the Company did not have any potentially issuable common shares outstanding; accordingly, diluted income per share is not applicable to the Company and is not presented.

      Income Taxes
      ------------
      The Company uses the  liability  method of  accounting  for income  taxes.
      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

      Research and Development
      ------------------------
      Research and development costs are expensed as incurred. Total research and development costs were $44,576 and $165,481 for the years ended December 31, 2008 and 2007, respectively.

      Advertising Costs
      -----------------
      The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $1,350 and $16,500 for the years ended December 31, 2008 and 2007, respectively.

      Stock based Compensation
      ------------------------
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-based Payment. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R will be effective for the period ending
      December 31, 2006, and applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of SFAS 123R has not had a material impact on our results of operations.

                  AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Concentration of Credit Risk
      ----------------------------
      The Company's historical revenues and receivables have been derived solely from the pharmaceutical industry. Although the Company primarily sells products on a cash-on-delivery basis, the Company also sells products to certain customers under credit terms. The Company performs ongoing credit evaluations of its customers' financial conditions and usually requires a delayed check depository from its customers at the date products are shipped. The Company maintains an allowance for accounts receivable that may become uncollectible.

      During the year ended December 31, 2008, purchases from two vendors accounted for 75% and 21% of total purchases, respectively. Accounts payable to these vendors accounted for 78% and 18% of the total accounts payable balance as of December 31, 2008, respectively. During the year ended December 31, 2007, purchases from those two vendors accounted 65% and 19% of total purchases, respectively. Accounts payable to these vendors accounted for 8% and 68% of the total accounts payable balance as of December 31, 2007. The loss of these vendors could have a potential negative effect upon the Company's future operations.

      Customer Concentration Risk
      ---------------------------
      Two customers accounted for 10% or more of our sales during the year ended December 31, 2008. Two customers accounted for 10% or more of our sales during the year ended December 31, 2007. They accounted for approximately 30% and 11% of our 2008 sales, respectively, and 26.4% and 11.8% of our 2007 sales, respectively.

      Accounts Receivable
      -------------------
      An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management's judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account.

      Inventory
      ---------
      Inventory includes purchased products for resale and raw materials and supplies necessary to manufacture pharmaceuticals, medical devices, and health and beauty products and is stated at the lower of cost (using the first-in, first-out method) or market value. Provisions, when required, are made to reduce excess and expired inventory to its estimated net realizable value. Although competitive pressures and pharmaceutical advancements expose the Company to the risk that estimates of the net realizable could change in the near term, the Company's agreements with most vendors provide for the right of return of outdated or expired inventory. The Company is exposed to other ownership related risks associated with inventory. Inventory consists of the following:

                                                        2008            2007
                                                    ------------   -------------

             Raw materials                          $     53,943   $     62,719
             Finished goods                              157,595        131,823
                                                    ------------   -------------

             Total Inventory                        $    211,538   $    194,542
                                                    ============   =============

      Intangible Assets
      -----------------
      The estimated fair value of Dermagen's customer base was recorded as an intangible asset at the date of acquisition and is amortized over the estimated useful life of the customer base, which is three years.

      Trademarks are recorded at cost and are amortized over their estimated useful life, which is ten years. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted cash flows.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Intangible Assets (continued)
      -----------------------------
      Goodwill represents the excess of the purchase price of Dermagen, Inc. over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs. The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit). The fair value of a reporting unit is determined based upon a eighting of the quoted market price of the Company's common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors. Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill. The amount of impairment of goodwill is measured by the excess of the goodwill's carrying value over its fair value. As of December 31, 2008 and 2007, the Company's goodwill was not deemed to be impaired.

      The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2008, based on the analysis of estimated undiscounted future net cash flows, the Company did not consider any of its long-lived assets to be impaired.

      Reclassification of Expenses
      ----------------------------
      Certain amounts from the prior year have been reclassified to conform with the current year presentation.

3.    INTANGIBLE ASSETS

      Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

                                       Useful Lives     2008           2007
                                       ------------ ------------   -------------

              Trademarks                            $      1,650   $      1,650
    Less accumulated amortization        10 years           (299)          (134)
                                                    ------------   -------------
                                                    $      1,351   $      1,516
                                                    ============   =============

            Customer base                           $     18,259   $     18,259
    Less accumulated amortization         3 years        (18,259)       (13,698)
                                                    ------------   -------------
                                                    $          -   $      4,561
                                                    ============   =============

      In aggregate, the Company recognized amortization expense of $4,726 and $6,186 for the years ended December 31, 2008 and 2007, respectively.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


4.    RENTAL LEASES

      The Company leases certain of its operating facilities under non-cancelable operating leases that expire during 2008. Rent expense is recognized on a straight-line basis over the term of the leases. Rent expense relating to its' operating facility for the years ended December 31, 2008 and 2007 was $48 403 and $61,459, respectively.

      In addition, the Company pays payments on and uses an automobile that is under a non-cancelable operating lease in the name of the wife of the president of the Company. The automobile lease was initiated in January of 2007 and requires 36 monthly payments of $530. The lease expires in 2009.

      As of December 31, 2008, the Company had refundable deposits relating to these operating leases of $11,058. Additionally, the Company leases its executive offices on a month-to-month basis for $1,168 per month.

5.    INCOME TAXES

      The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

      The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended December 31, 2008 and 2007, the Company did not recognize interest and penalties.

6.    DEFERRED TAX BENEFIT

      Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The provision (benefit) for income taxes for the year ended December 30, 2008 and 2007 consist of the following:


                                                        2008           2007
                                                    ------------   -------------
             Federal:
               Current                              $      5,630   $      4,185

                Deferred                                  (6,000)       (22,046)

             State:

               Current                                     3,640              -

               Deferred                                   (3,345)             -
                                                    ------------   -------------
                                                    $        (75)  $    (17,861)
                                                    ============   =============

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


6.    DEFERRED TAX BENEFIT (Continued)

      Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

                                                        2008           2007
                                                    ------------   -------------
             Deferred Tax Assets:

               Depreciation                         $      9,390   $      6,700

               Related Party Accruals                      1,500            300

               Allowance for Doubtful Accounts             5,455              -

             Deferred Tax Liabilities                          -              -
                                                    ------------   -------------

             Net Deferred Tax Asset                 $     16,345   $      7,000
                                                    ============   =============

      The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 24.69% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

                                                        2008            2007
                                                    ------------   -------------

             Book income                            $      4,295   $      3,324
             State income taxes                             (900)         1,643
             Depreciation                                 (1,480)             -
             M & E                                           450              -
             Non deductible expenses                         100           (782)
             Related party accrual                         1,140              -
             Unrealized loss                                 200              -
             Allowance for doubtful accounts               5,455              -

             Valuation Allowance                               -              -
                                                    ------------   -------------

             Income tax expense                     $      9,260   $      4,185
                                                    ============   =============

7.    RELATED PARTY TRANSACTIONS

      During the year ended December 31, 2004, the Company purchased inventory totaling $34,304 from Amrx Corporation, a corporation owned by the president of the Company. No inventory was purchased from this company during the years ended December 31, 2008 and 2007. Accounts payable to Amrx totaled $13,140, which was paid off as of December 31, 2008.

      The Company borrowed $109,202 from a shareholder to facilitate the purchase of Dermagen and to cover operating expenses. The balance of $109,202 is payable on demand and carries an annual interest rate of 8%, payable every 6 months. The interest paid as of December 31, 2008 and 2007 was $6,820 and $3,936 respectively.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007

8.    BANK LINE OF CREDIT

      The Company received a line of credit from Wells Fargo Bank for $70,000, which as of December 31, 2008 and 2007 has a balance owing of $51,287 and $54,936 respectively. The interest rate is prime plus 4% payable every month.

9.    PROMISSORY NOTE

      The Company received a promissory note on June 23, 2008 from National Bank of California for $150,000, which as of December 31, 2008 and 2007 has a balance owing of $40,000 and $0 respectively. The interest rate is 2.5% over the index payable every month. The note matures on June 9, 2009.

10.   BUSINESS SEGMENT INFORMATION

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

      The following tables describe information regarding the operations and assets of these reportable business segments:

                                                     Health and
                                                       Beauty
                                    Distributions     Products         Total
                                    -------------   ------------   -------------
      For the year ended
        December 31, 2008
        Sales to external
          customers                 $   5,456,852   $    236,650   $  5,693,502
        Depreciation and
          amortization                      5,590          6,821         12,411
        Segment income (loss)
          before taxes                    126,395       (109,303)        17,092
        Segment assets                    357,321        352,122        709,443

      For the year ended
        December 31, 2007
        Sales to external
          customers                 $   5,907,116   $    225,004   $  6,132,120
        Depreciation and
          amortization                     13,738         19,049         32,787
        Segment income (loss)
          before taxes                    136,299       (120,127)        16,172
        Segment assets                    455,076        239,921        694,997

--------------------------------------------------------------------------------

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

Hansen, Barnett & Maxwell, P.C.'s report on the Registrant's financial statements for either of the two years ended December 31 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.

Hansen, Barnett & Maxwell, P.C. served as the certifying accountant for the Company's financial statements for more than three years prior to termination. From the date on which Hansen, Barnett & Maxwell, P.C. was engaged until the date Hansen, Barnett & Maxwell, P.C. was terminated, there were no disagreements with Hansen, Barnett & Maxwell, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hansen, Barnett & Maxwell, P.C. would have caused Hansen, Barnett & Maxwell, P.C. to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no "reportable events" as that term is defined in Item 304(a)(1)(iv) of Regulation S-B, except for the following:

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

--------------------------------------------------------------------------------

                        ITEM 9A. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Under the supervision and with the participation of management, Jack Amin, acting as our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of December 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based upon this evaluation our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2008.

During the quarter ended December 31, 2008, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

--------------------------------------------------------------------------------

                           ITEM 9B. OTHER INFORMATION

--------------------------------------------------------------------------------

None.

                                    PART III

--------------------------------------------------------------------------------

         ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 -------------------------------------------------------------------------------

Identification of directors and executive officers

The following table as of April 7, 2009, includes the name, age, and position of each executive officer and director of Amexdrug and the term of office of each director.

                                                                Director and/or
Name                    Age    Position                          Officer Since
----                    ---    --------                         ----------------

Jack Amin               50     President, Secretary,              April 2000
                               Treasurer and Director

Rodney S. Barron,       56     Director                           December 2001
M.D.

Behrooz Meimand         60     Director                           December 2001

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the board is elected by the stockholders and the stockholders have the ultimate say in who represents them on the board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

The business experience for at least the last five years of each of the Company's executive officers and directors is as follows.

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

Involvement in certain legal proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of Amexdrug:

              (1) was a general partner or executive officer of any business which filed a petition in bankruptcy or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time; or

              (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

              (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in the following activities:

                     (i) Acting as a futures commission merchant, introducing
              broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

                     (ii) Engaging in any type of business practice; or

                     (iii) Engaging in any activity in connection with the
              purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; or

              (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity; or

              (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or funding by the Commission has not been subsequently reversed, suspended, or vacated; or

              (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Code of Ethics

We have recently adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics is attached to this Annual Report as Exhibit 14.1.

Audit Committee and Financial Expert

At the present time, our Board of Directors serves as our audit committee. We do not presently have a financial expert on our Board of Directors. Two of our directors, Rodney S. Barron and Behrooz Meimand, are independent.

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions. Due to the Company's size, it is difficult to attract individuals who would be willing to accept membership on the Company's Board of Directors. Therefore, the full Board of Directors would participate in nominating candidates to the Board of Directors. The Company did not have an annual meeting of shareholders in the past fiscal year.

Other Committees

We presently do not have a compensation committee, executive committee of our Board of Directors, stock plan committee or any other committees.

--------------------------------------------------------------------------------

                         ITEM 11. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

Cash compensation

The following table shows compensation earned during fiscal 2008 and 2007 by the Chief Executive Officer and by any other executive officers whose compensation during one of the two fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

                           SUMMARY COMPENSATION TABLE

Name and
Principal     Fiscal     Salary     Bonus   Stock       All Other
Position       Year       ($)        ($)    Awards    Compensation      Total
--------------------------------------------------------------------------------

Jack Amin    12/31/08   $29,600       0        0           0           $29,600
President/   12/31/07   $51,600       0        0           0           $51,600
Director

Columns have been omitted from the Summary Compensation Table above for option awards, non-equity incentive plan compensation and changes in pension value and nonqualified deferred compensation earnings since there were none.

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Amexdrug's management during the fiscal years ended December 31, 2008 and 2007. Except as described above, no other officers or directors were paid any salaries or compensation during the years ended December 31, 2008 or 2007. Further, no member of Amexdrug's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this
Item 11.

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

Amexdrug intends to enter into an employment agreement with Jack Amin in the near future that may provide for a salary of $150,000 per year retroactive to January 1, 2009, and possible bonuses as the board of directors may determine are appropriate. In the event Amexdrug is unable to pay the full $150,000 per year annual salary to Mr. Amin, he has indicated that he may accept a portion of the salary in the form of Amexdrug common stock.

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

Other compensation

None.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee, and the function of the compensation committee is handled by the Board of Directors. Jack Amin also serves as an officer of the Company.

Compensation Committee Report

The Company has no compensation Committee, and the function of the compensation committee is handled by the Board of Directors. Jack Amin also serves as an officer of the Company. The Board of Directors approved the compensation paid to Jack Amin in 2008.

--------------------------------------------------------------------------------

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to Amexdrug to be the beneficial owners of more than five percent of Amexdrug's common stock as of April 6, 2009. Each of these persons has sole investment and sole voting power over the shares indicated.

                            Number of Shares        Percent
Name and Address           Beneficially Owned      of Class
----------------           ------------------      --------

Jack Amin                      7,755,000(1)          91.6%
8909 West Olympic Blvd.
Suite 208
Beverly Hills, CA 90211

         (1) Mr. Amin disclaims beneficial ownership of 421,083 shares of common stock acquired by his wife, Nora Amin, during 2005 that are not included in the foregoing amount.

Security ownership of management

The following table sets forth the share holdings of Amexdrug's directors and executive officers as of April 6, 2009. Each of these persons has sole investment and sole voting power over the shares indicated.

                          Number of Shares           Percent
Name and Address         Beneficially Owned          of Class
----------------         ------------------          --------

Jack Amin                  7,755,000(1)               91.6%
Rodney Barron, M.D.              0                     0.0%
Behrooz Meimand                  0                     0.0%

All directors and
executive officers
as a group (3)             7,755,000                  91.6%

         (1) Mr. Amin disclaims beneficial ownership of 421,083 shares of common stock acquired by his wife, Nora Amin, during 2005 that are not included in the foregoing amount

All common shares held by the officers, directors and principal shareholders listed above are "restricted or control securities" and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum six months holding period has been met.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company has no equity compensation plans that have been approved by the Company's security holders or the Board of Directors. There presently are no securities authorized for issuance under any equity compensation plans. There are no outstanding options, warrants or rights to acquire securities of the Company.

--------------------------------------------------------------------------------

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
                            AND DIRECTOR INDEPENDENCE

--------------------------------------------------------------------------------

Transactions with management and others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, during the last two fiscal years ended December 31, 2008, or since December 31, 2008, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a direct or indirect material interest, other than the following:

1. Amexdrug anticipates that it may enter into an employment agreement with Jack Amin in the near future. It is expected that the employment agreement will be retroactive to January 1, 2009, and that it will provide for an annual salary of $150,000 and possible bonuses as the board of directors may determine are appropriate. The employment agreement may give Mr. Amin the option to take a portion of the salary in shares of the Company's common stock.

2. Amexdrug borrowed $109,202 from the wife of our CEO to facilitate the purchase of Dermagen and to cover operating expenses. The balance of $109,202 as of December 31, 2008 is payable on demand and carries an annual interest rate of 8%, payable every six months. The interest paid as of December 31, 2008 and 2007 was $6,820 and $3,963 respectively.

No other related party transaction is presently proposed.

Parents of the company

Amexdrug has no parents, except to the extent that Mr. Amin may be deemed to be a parent by virtue of his large percentage stockholdings of the Company's common stock. See the caption "Security ownership of certain beneficial owners and management" in item 12 of this report for a description of Mr. Amin's stock ownership.

Transactions with promoters

The Company was organized more than five years ago therefore transactions between the Company and its promoters or founders are not deemed to be material.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our board of directors reviews, and must approve any related person transactions before such transactions are engaged in by the Company. A related person means any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is know to be the beneficial owner of more than 5% of any class of our voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owners; and any firm, corporation, or other equity in which any of the foregoing persons is employed or is a general partner or principal or is a similar position or in which such person has a 5% or greater beneficial ownership interest. Our board of directors reviews these related person transactions and considers all of the relevant facts and circumstances available to the board of directors, including (if applicable) but not limited to; the benefits to us; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The board of directors may approve only those related person transactions that are in, or are not inconsistent with the best interests of us and of our stockholders, as the board of directors determines in good faith. At the beginning of each fiscal year, the board of directors will review any previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months. The board of directors will consider all of the relevant facts and circumstances and will determine if it is in the best interests of us and our stockholders to continue, modify or terminate these related person transactions.

Independence of Directors

The Company has, but is not required to have, a majority of independent directors. Should the Company decide to list on a securities exchange, we will be required to adhere to the independence requirements of that exchange.

--------------------------------------------------------------------------------

                 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

--------------------------------------------------------------------------------

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

For the fiscal years ended December 31, 2008 and 2007, our principal accountant billed $21,855 and $25,900, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings.

Audit-Related Fees

There were no other fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for the fiscal years ended December 31, 2008 and 2007.

Tax Fees

For the fiscal years ended December 31, 2008 and 2007, our principal accountant billed us $4,615 and $0, respectively, for services for tax compliance, tax advice, and tax planning work.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years ended December 31, 2008 and 2007.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Board of Directors serves as our audit committee. The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

--------------------------------------------------------------------------------

               ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

--------------------------------------------------------------------------------

1.    Financial Statements:

Index to Financial Statements

Amexdrug Corporation
Report of Independent Registered Public Accounting Firm                      27
Balance Sheets at December 31, 2008 and December 31, 2007                    28
Statements of Income for the years ended December 31, 2008 and 2007          29
Statements of Changes in Stockholders Equity for the years ended
  December 31, 2008, and 2007                                                30
Statements of Cash Flows for the years ended December 31, 2008 and
  2007                                                                       31
Notes to Financial Statements                                                32

2.    Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.    Exhibits

The following exhibits are filed as part of this report.

Exhibit
Number        Description
-------       -----------

2.1 Agreement and Plan of Merger (to change domicile from California to Nevada)*

2.2           Agreement and Plan of Reorganization (to acquire Allied Med,
              Inc.)**

3.1           Articles of Incorporation***

3.2           By-Laws***

14.1          Code of Ethics

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

         *** Exhibits 3.1, 3.2 and 21.1 are incorporated by reference from Amexdrug's 2001 Form 10-KSB filed April 1, 2002.

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMEXDRUG CORPORATION



Date: April 9, 2009             By:  /s/ Jack Amin
                                  ----------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.



Date: April 9, 2009             By:  /s/ Jack Amin
                                  -----------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer, Chief
                                  Financial Officer and Chief
                                  Accounting Officer



Date: April 9, 2009             By:
                                  -----------------------------------
                                  Rodney Barron, M.D., Director



Date: April 9, 2009             By:  /s/ Behrooz Meimand
                                  -----------------------------------
                                  Behrooz Meimand, Director

                                  EXHIBIT INDEX

Exhibit                                                             Exhibit
Number            Description                                       Location
-------           -----------                                       --------
 2.1              Agreement and Plan of Merger                         *
                  (to change domicile from California

 2.2              Agreement and Plan of Reorganization                 **

 3.1              Articles of Incorporation                            ***

 3.2              By-Laws                                              ***

14.1              Code of Ethics                                    This Filing

21.1              List of Subsidiaries of
                  Amexdrug Corporation                                 ***

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