Form 10-Q
period 2009-03-31
AMEXDRUG CORP
filed 2009-05-14
CIK 45621

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to____________

                          Commission file number 0-7473

                              Amexdrug Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

                    NEVADA                                  95-2251025
        -------------------------------                -------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 identification No.)


                     8909 West Olympic Boulevard, Suite 208
                         Beverly Hills, California 90211
                         -------------------------------
               (Address of principal executive offices) (Zip code)

                  Registrant's telephone number: (310) 855-0475

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                             Accelerated filer [  ]

Non-accelerated filer   [  ]                     Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 2009, there were 8,470,481 shares of the issuer's common stock issued and outstanding.

                              AMEXDRUG CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.  Financial Statements (Unaudited).....................................3

         Consolidated Balance Sheets -- As of March 31, 2009 (Unaudited)
           and December 31, 2008 (Audited)....................................5

         Consolidated Statements of Operations for the Three Months
           Ended March 31, 2009 and 2008 (Unaudited)..........................6

         Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2009 and 2008 (Unaudited)..........................7

         Notes to Consolidated Financial Statements (Unaudited)...............8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........13

Item 4.  Controls and Procedures.............................................13


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................13

Item 1A. Risk Factors........................................................13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........13

Item 3.  Defaults Upon Senior Securities.....................................13

Item 4.  Submission of Matters to a Vote of Security Holders.................13

Item 5.  Other Information...................................................14

Item 6.  Exhibits............................................................14

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

         The consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of March 31, 2009 (unaudited) and December 31, 2008 (audited), the related unaudited consolidated statements of operations for the three month periods ended March 31, 2009 and March 31, 2008, the related unaudited consolidated statements of cash flows for the three month periods ended March 31, 2009 and March 31, 2008 and the notes to the unaudited consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug's annual report on Form 10-K for the year ended December 31, 2008.

         The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of Amexdrug Corporation consolidated with Allied Med, Inc., Dermagen, Inc., and BioRx Pharmaceuticals, Inc., its wholly owned subsidiaries, and all such adjustments are of a normal recurring nature. The names "Amexdrug", "we", "our" and "us" used in this report refer to Amexdrug Corporation.

         Operating results for the quarter ended March 31, 2009, are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Consolidated Balance Sheets - March 31, 2009 (Unaudited)
  and December 31, 2008 (Audited).............................................5

Consolidated Statements of Operations (Unaudited) for the Three Months
   Ended March 31, 2009 and 2008   ...........................................6

Consolidated Statements of Cash Flows (Unaudited) for the Three Months
   Ended March 31, 2009 and 2008   ...........................................7

Notes to Consolidated Financial Statements....................................8

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                       March 31,    December 31,
                                                         2009           2008
                                                     ------------   ------------
                                                      (Unaudited)

                               Assets
Current Assets
  Cash and cash equivalents                          $     23,818   $    96,390
  Investment                                                2,581         2,681
  Accounts receivable, net of allowance of $22,100        526,700       314,397
  Inventory                                               193,559       211,538
  Deferred tax asset                                       11,440        16,345
  Prepaid expense                                          19,617         7,900
  Other receivable                                          8,288         8,288
  Advances employees                                        2,263             -
  Advances officer                                          8,649         5,360
                                                     ------------   ------------

        Total Current Assets                              796,915       662,899
                                                     ------------   ------------

Property and Equipment, at cost
  Machinery and Equipment                                  56,700        56,700
  Office and computer equipment                           134,259       126,180
  Leasehold improvements                                   15,700        15,700
                                                     ------------   ------------
                                                          206,659       198,580
  Less accumulated depreciation                          (185,366)     (183,350)
                                                     ------------   ------------

        Net Property and Equipment                         21,293        15,230
                                                     ------------   ------------

Other Assets
 Lease deposits                                            12,158        12,158
 Intangibles
   Customer base, net of accumulated
    amortization of $18,259                                     -             -
   Trademark, net of accumulated
    amortization of $340                                    1,310         1,351
   Goodwill                                                17,765        17,765
                                                     ------------   ------------

        Total Other Assets                                 31,233        31,274
                                                     ------------   ------------

           Total Assets                              $    849,441   $   709,403
                                                     ============   ============

                Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                   $    458,491   $   430,818
  Accrued liabilities                                      11,101        14,286
  Corporate income tax payable                              9,330         9,270
  Note payable, related party                             109,202       109,202
  Credit lines                                            176,254        91,287
                                                     ------------   ------------

        Total Current Liabilities                         764,378       654,863
                                                     ------------   ------------


SHAREHOLDERS' EQUITY EQUITY
  Common Stock, $0.0001 par value;
  50,000,000 authorized common shares
  8,470,481 shares issued and outstanding                   8,471         8,471
  Additional Paid in Capital                               83,345        83,345
  Accumulated  deficit                                     (6,753)      (37,276)
                                                     ------------   ------------

                                                           85,063        54,540
                                                     ------------   ------------

        Total Liabilities and Shareholders' Equity   $    849,441   $   709,403
                                                     ============   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                     For the Three Months Ended
                                                       March 31,      March 31,
                                                         2009           2008
                                                     ------------   ------------

Sales                                                $  1,942,535   $ 1,303,214

Cost of Goods Sold                                      1,743,958     1,183,586
                                                     ------------   ------------

Gross Profit                                              198,577       119,628
                                                     ------------   ------------

Operating Expenses
  Selling, general and administrative expense              92,110        86,777
  Research and development                                 61,648         1,013
  Depreciation expense                                      2,057             -
                                                     ------------   ------------

        Total Operating Expenses                          155,815        87,790
                                                     ------------   ------------

Income before Other Income/(Expenses)                      42,762        31,838
                                                     ------------   ------------

Other Income/(Expenses)
  Penalty                                                    (268)         (344)
  Unrealized gain/(loss)                                     (100)            -
  Interest expense                                         (5,306)       (2,900)
                                                     ------------   ------------

        Total Other Income/(Expenses)                      (5,674)       (3,244)
                                                     ------------   ------------

Income before Provision for Income Taxes                   37,088        28,594

Income tax benefit/(expense)                               (6,565)       (6,420)
                                                     ------------   ------------

Net Income                                           $     30,523   $    22,174
                                                     ============   ============

BASIC AND DILUTED INCOME PER SHARE                   $       0.00   $      0.00
                                                     ============   ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                 8,470,481     8,470,481
                                                     ============   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     For the Three Months Ended
                                                       March 31,      March 31,
                                                         2009           2008
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $     30,523   $    22,174
  Adjustment to reconcile net income to net cash
    used in operating activities
  Depreciation and amortization                             2,057         3,602
  Unrealized gain/(loss) on investment                        100             -
  (Increase) Decrease in:
    Accounts receivable                                  (212,303)      (29,366)
    Inventory                                              17,979        41,436
    Prepaid expenses                                      (11,717)       (2,755)
    Other receivable                                       (2,263)            -
    Deferred tax asset                                      4,905          (800)
  Increase (Decrease) in:
    Accounts payable and accrued liabilities               24,488      (180,123)
    Corporate income tax payable                               60        10,605
                                                     ------------   ------------

        NET CASH USED IN OPERATING ACTIVITIES            (146,171)     (135,227)
                                                     ------------   ------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of fixed assets                                 (8,079)      (48,210)
                                                     ------------   ------------
        NET CASH USED IN INVESTING ACTIVITIES              (8,079)      (48,210)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances to officer                                      (3,289)            -
  Payments on capital leases                                    -          (432)
  Payments on related party loans                               -             -
  Proceeds from credit lines, net                          84,967           184
                                                     ------------   ------------

        NET CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                         81,678          (248)
                                                     ------------   ------------

        NET INCREASE/(DECREASE) IN CASH                   (72,572)     (183,685)


CASH, BEGINNING OF PERIOD                                  96,390       217,549
                                                     ------------   ------------

CASH, END OF PERIOD                                  $     23,818   $    33,864
                                                     ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                     $      3,122   $        18
                                                     ============   ============
   Income taxes                                      $      1,600   $         -
                                                     ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                                 MARCH 31, 2009


1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

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

      Income per Share Calculations
      -----------------------------
      The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of "Income per Share". SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted income per share is the same as the basic income per share for the period ended March 31, 2009, because there are no outstanding dilutive instruments.

3.    CAPITAL STOCK

      During the three months ended March 31, 2009, the Company issued no shares of common stock.

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

         We have introduced five pharmaceutical over the counter (OTC) and natural products in 2008 and plan to add three more products, in various stages of development, in 2009. We presently market twelve products under the Sponix name. Our team of professionals fully pledges the effectiveness of our distinct products.

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

         Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,470,481 are issued and outstanding as of March 31, 2009.

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

         A total of twelve products have been manufactured for sale by BioRx Pharmacenticals, Inc., and a total of ten products are currently under different stages of development, three of which should be available in 2009. These over-the-counter and natural products are effective for treatment of fungus, arthritis, sunburn protection and for healthy feet and nails. BioRx Pharmaceuticals is planning to sell these products to national chain drugstores, sport chain stores, natural food markets and other mass markets. These products will be marketed under the names of Sponix and Bactivex, and will be sold under the name of BioRx Pharmaceuticals.

         Results of Operations
         ---------------------

Revenues.

         For the three months ended March 31, 2009, Amexdrug reported sales of $1,942,535, comprised of $1,886,942 of sales from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and (OTC) health and beauty products, and $55,593 of sales of health and beauty products manufactured by the Company. This is $639,321 more than the $1,303,214 of sales reported for the three months ended March 31, 2008 which was comprised primarily of $1,275,970 sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products, and over the counter (OTC) health and beauty products, and $27,244 of sales of health and beauty products manufactured by the Company. During the three month period ended March 31, 2009, Amexdrug experienced an increase in total sales due, in part, to increased marketing efforts by the Company.

         Cost of Goods Sold
         ------------------

         Cost of goods sold for the three months ended March 31, 2009 was $1,743,958, an increase of $560,372 from the $1,183,586 cost of goods sold for the three months ended March 31, 2008.

Gross Profit.

         During the three months ended March 31, 2009 gross profit increased by $78,949 to $198,577, or 10.2% of sales, from the $119,628, or 9.1% of sales, recorded for the three months ended March 31, 2008. The change in gross profit margin is attributable to increased sales of higher gross margin products sold in 2009.

Expenses.

         Total operating expenses for the three months ended March 31, 2009 were $155,815, an increase of $68,025 from the total operating expenses of $87,790 recorded for the three months ended March 31, 2008. Selling, general and administrative expense was $92,110 for the three months ended March 31, 2009, an increase of $5,333 from the $86,777 of selling, general and administrative expense recorded for the three months ended March 31, 2008. Research and development expense was $61,648 for the three months ended March 31, 2009, and increase of $60,635 from the $1,013 of research and development expense recorded for the three months ended March 31, 2008. The Company anticipates that it may spend additional funds on research and development expenses during the remainder of 2009, but such expenses, on a quarterly basis, will be less than the amount spent in the first quarter of 2009.

Net Income.

         During the three months ended March 31, 2009, Amexdrug experienced net income of $30,523, an increase of $8,349 from the $22,174 of net income recorded for the three months ended March 31, 2008. Amexdrug's increase in net profits during the three month period ended March 31, 2009 is attributable largely to the increase of sales and resulting increase in gross profits earned in the later period.

         Liquidity and Capital Resources - March 31, 2009
         ------------------------------------------------

         As of March 31, 2009, Amexdrug reported total current assets of $796,915, comprised primarily of cash and cash equivalents of $23,818, accounts receivable of $526,700, inventory of $193,559, a deferred tax asset of $11,440, other receivable of $8,288, prepaid expense of $19,617 and advances to an officer of $8,649. Total assets as of March 31, 2009 were $849,441, which included total current assets, plus net property and equipment of $21,293, lease deposits of $12,158, trademark of $1,310, and goodwill of $17,765.

         Amexdrug's liabilities as of March 31, 2009 consisted primarily of accounts payable of $458,491, note payable to related party of $109,202, business line of credit of $176,254 and accrued liabilities of $11,101.

         During the three months ended March 31, 2009, Amexdrug used $146,171 cash in operating activities compared to $135,227 cash used in operating activities in the three months ended March 31, 2008. The primary adjustments to reconcile net income to net cash used in operating activities during the first quarter of 2009 were as follows: an increase in accounts receivable of $212,303, a decrease in inventory of $17,979, a decrease in accounts payable and accrued liabilities of $24,488 and an increase in prepaid expenses of $11,717. Amexdrug had $23,818 in cash and cash equivalents at March 31, 2009. Operations have primarily been funded through cash generated from operations, and from loans made from the wife of our President. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Inflation

         In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

         The Company expended $8,079 and $48,210 on capital expenditures during the three month periods ended March 31, 2009 and 2008, respectively. The Company has no current plans for any significant capital expenditures.

Critical Accounting Policies

         In the notes to the audited consolidated financial statements for the year ended December 31, 2008, included in the Company's Annual Report on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         A "smaller reporting company" (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

         Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of March 31, 2009. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosures.

         During the last fiscal quarter ended March 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

         A "smaller reporting company" (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the three month period ended March 31, 2009, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company's unregistered stock made in the past three years, please refer to the Company's Annual Reports on Form 10-KSB or Form 10-K, and the Company's Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2005.

Item 3.  Defaults Upon Senior Securities.

         None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None; not applicable.

Item 5.  Other Information.

         None; not applicable.

Item 6.  Exhibits.

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

                                       AMEXDRUG CORPORATION


Date: May 12, 2009                     By: /s/ Jack Amin
                                           -------------
                                           Jack Amin
                                           Director, President, Chief Executive
                                           Officer, Chief Financial Officer and
                                           Chief Accounting Officer

--------------------------------------------------------------------------------