Form 10-Q
period 2009-06-30
AMEXDRUG CORP
filed 2009-08-14
CIK 45621

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to____________

                          Commission file number 0-7473

                              Amexdrug Corporation
             (Exact name of registrant as specified in its charter)

                     NEVADA                                      95-2251025
         ---------------------------------                  -------------------
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

Large accelerated filer [  ]                    Accelerated filer [  ]

Non-accelerated filer   [  ]                    Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 6, 2009, there were 8,470,481 shares of the issuer's common stock issued and outstanding.

                              AMEXDRUG CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

Item 1.   Financial Statements (Unaudited)...................................3

         Consolidated Balance Sheets -- As of June 30, 2009 (Unaudited)
           and December 31, 2008 (Audited)...................................5

         Consolidated Statements of Operations for the Three and Six
           Months Ended June 30, 2009 and 2008 (Unaudited)...................6

         Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2009 and 2008 (Unaudited)..........................7

         Notes to Consolidated Financial Statements (Unaudited)..............8

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........15

Item 4.   Controls and Procedures...........................................15


                           PART II - OTHER INFORMATION
Item 1.   Legal Proceedings.................................................15

Item 1A. Risk Factors.......................................................15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......15

Item 3.   Defaults Upon Senior Securities...................................15

Item 4.   Submission of Matters to a Vote of Security Holders...............15

Item 5.   Other Information.................................................16

Item 6.   Exhibits..........................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

         The consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of June 30, 2009 (unaudited) and December 31, 2008 (unaudited), the related unaudited consolidated statements of operations for the three and six month periods ended June 30, 2009 and June 30, 2008, the related unaudited consolidated statements of cash flows for the six month periods ended June 30, 2009 and June 30, 2008 and the notes to the unaudited consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug's annual report on Form 10-K for the year ended December 31, 2008.

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

         Operating results for the quarter ended June 30, 2009, are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Consolidated Balance Sheets - June 30, 2009 (Unaudited)
  and December 31, 2008 (Audited)...........................................5

Consolidated Statements of Operations (Unaudited) for the Three
   and Six Months Ended June 30, 2009 and 2008..............................6

Consolidated Statements of Cash Flows (Unaudited) for the Six
   Months Ended June 30, 2009 and 2008......................................7

Notes to Consolidated Financial Statements..................................8

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     (Unaudited)
                                                       June 30,     December 31,
                                                         2009            2008
                                                     ------------   ------------

                      Assets

Current Assets
  Cash and cash equivalents                          $    123,144   $    96,390
  Investment                                                  275         2,681
  Accounts receivable, net of allowance
    of $22,100                                            501,330       314,397
  Inventory                                               215,543       211,538
  Deferred tax asset                                       12,000        16,345
  Other receivable                                          7,038         8,288
  Advances officer                                          1,504         5,360
  Prepaid insurance                                             -         7,900
                                                     ------------   ------------

         Total Current Assets                             860,834       662,899
                                                     ------------   ------------

Property and Equipment, at cost
  Office and computer equipment                           191,763       182,880
  Leasehold improvements                                   15,700        15,700
                                                     ------------   ------------
                                                          207,463       198,580
  Less accumulated depreciation                          (187,421)     (183,350)
                                                     ------------   ------------

         Net Property and Equipment                        20,042        15,230
                                                     ------------   ------------

Other Assets
  Other deposits                                           12,158        12,158
  Intangibles
     Customer base, net of accumulated
       amortization of $18,259                                  -             -
     Trademark, net of accumulated
       amortization of $340                                 1,268         1,351
     Goodwill                                              17,765        17,765
                                                     ------------   ------------

         Total Other Assets                                31,191        31,274
                                                     ------------   ------------

         Total Assets                                $    912,067   $   709,403
                                                     ============   ============

         Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                   $    415,180   $   430,818
  Accrued liabilities                                      17,635        14,286
  Corporate tax payable                                    34,097         9,270
  Notes payable related parties                           109,202       109,202
  Business lines of credit                                178,282        91,287
                                                     ------------   ------------

         Total Current Liabilities                        754,396       654,863
                                                     ------------   ------------

Shareholders' Equity
  Common stock, $0.0001 par value;
    50,000,000 authorized common
    shares 8,470,481 shares issued
    and outstanding                                         8,471         8,471
  Additional paid in capital                               83,345        83,345
  Treasury stock at cost                                   (6,551)            -
  Accumulated deficit                                      72,406       (37,276)
                                                     ------------   ------------

         Total Shareholders' Equity                       157,671        54,540
                                                     ------------   ------------

         Total Liabilities and
         Shareholders' Equity                        $    912,067   $   709,403
                                                     ============   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                        The Three Months Ended        The Six Months Ended
                                                       June 30,       June 30,       June 30,       June 30,
                                                         2009           2008           2009           2008
                                                     ---------------------------   ---------------------------
Sales                                                $  2,435,174   $  1,469,772   $  4,377,709   $ 2,772,986

Cost of Goods Sold                                      2,178,246      1,386,701      3,922,204     2,570,287
                                                     ------------   ------------   ------------   ------------

Gross Profit                                              256,928         83,071        455,505       202,699
                                                     ------------   ------------   ------------   ------------

Operating Expenses
  Selling, general and administrative expense             115,493         94,657        207,603       177,832
  Research and development                                 28,147          1,050         89,795         2,063
                                                     ------------   ------------   ------------   ------------

         Total Operating Expenses                         143,640         95,707        297,398       179,895
                                                     ------------   ------------   ------------   ------------

Income/(Loss)  before depreciation expense                113,288        (12,636)       158,107        22,804

  Depreciation and amortization expense                     2,097          5,882          4,154         9,484
                                                     ------------   ------------   ------------   ------------

Income/(Loss) before Other Income/(Expenses)              111,191        (18,518)       153,953        13,320
                                                     ------------   ------------   ------------   ------------

Other Income/(Expenses)
  Penalty                                                       -              -           (268)         (344)
  Unrealized gain/(loss)                                   (2,306)          (327)        (2,406)         (327)
  Interest expense                                         (5,519)        (3,333)       (10,825)       (6,233)
                                                     ------------   ------------   ------------   ------------

         Total Other Income/(Expenses)                     (7,825)        (3,660)       (13,499)       (6,904)
                                                     ------------   ------------   ------------   ------------

Income/(Loss) before Provision for Income Taxes           103,366        (22,178)       140,454         6,416

Income tax benefit/(expense)                              (24,207)        12,832        (30,772)        6,412
                                                     ------------   ------------   ------------   ------------

Net Income/(Loss)                                    $     79,159   $     (9,346)  $    109,682   $    12,828
                                                     ============   ============   ============   ============

BASIC AND DILUTED INCOME/(LOSS) PER SHARE            $       0.01   $      (0.00)  $       0.01   $      0.00
                                                     ============   ============   ============   ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                 8,470,481      8,470,481      8,470,481     8,470,481
                                                     ============   ============   ============   ============



                              The accompanying notes are an integral part of these
                                       consolidated financial statements.

                                                       6

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         The Six Months Ended
                                                        June 30,       June 30,
                                                         2009           2008
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                  $    109,682   $    12,828
  Adjustment to reconcile net loss to net cash
    used in operating activities
  Depreciation and amortization                             4,154         9,484
  Unrealized gain/(loss) on investment                      2,406             -
  (Increase) Decrease in:
    Accounts receivable                                  (186,933)      (70,499)
    Allowance for doubtful accounts                             -             -
    Inventory                                              (4,005)       58,781
    Prepaid expenses                                        7,900        (1,397)
    Account settlement receivable                           1,250             -
    Deferred tax asset                                      4,345        (3,200)
    Increase (Decrease) in:
    Accounts payable and accrued liabilities              (12,289)     (223,084)
    Corporate income tax payable                           24,827           173
                                                     ------------   ------------

         NET CASH USED IN OPERATING ACTIVITIES            (48,663)     (216,914)
                                                     ------------   ------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of fixed assets                                 (8,883)      (50,064)
                                                     ------------   ------------

         NET CASH USED IN INVESTING ACTIVITIES             (8,883)      (50,064)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance, officer                                          3,856             -
  Loan payable, Dell                                            -         1,005
  Loan payable, AFS/IBEX                                        -           437
  Purchase of treasury stock                               (6,551)            -
  Proceeds from credit line                                86,995        12,044
  Proceeds from related parties                                 -        60,000
                                                     ------------   ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES         84,300        73,486
                                                     ------------   ------------

NET INCREASE (DECREASE) IN CASH                            26,754      (193,492)


CASH, BEGINNING OF PERIOD                                  96,390       217,549
                                                     ------------   ------------

CASH, END OF PERIOD                                  $    123,144   $    24,057
                                                     ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                      $      6,457   $     3,848
                                                     ============   ============
  Income taxes                                       $        800   $       800
                                                     ============   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                  JUNE 30, 2009


1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

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

      Income per Share Calculations
      -----------------------------

      The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of "Income per Share". SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted income per share is the same as the basic income per share for the six months ended June 30, 2009, because there are no outstanding dilutive instruments.

      Recently Issued Accounting Pronouncements
      -----------------------------------------

      In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company's financial statements.

                      AMEXDRUG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                  JUNE 30, 2009


3.   CAPITAL STOCK

      During the six months ended June 30, 2009, the Company issued no shares of common stock.

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

5.    SUBSEQUENT EVENTS

      Management has evaluated subsequent events as of August 7, 2009, and has determined there are no subsequent events to be reported.

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

         Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,470,481 are issued and outstanding as of June 30, 2009.

         Allied Med, Inc.
         ----------------

         On December 31, 2001, Amexdrug acquired all of the issued and outstanding common shares of Allied Med, Inc., an Oregon corporation, ("Allied Med") in a related party transaction.

         Allied Med was formed as an Oregon corporation in October 1997, to operate in the pharmaceutical wholesale business of selling a full line of brand name and generic pharmaceutical products, over the counter (OTC) drug and non-drug products and health and beauty products to independent and chain pharmacies, alternative care facilities and other wholesalers.

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

         Lease Agreements and Certain Other Contracts
         --------------------------------------------

         The Company has a written lease agreement covering the property in Fullerton, California leased by the Company which is filed as an exhibit. The Beverly Hills property leased by the Company is under a month to month verbal lease since the original lease on the property has expired. The Company's Manila, Philippines location is also leased under a verbal lease agreement. The Company's loan agreement with Nora Amin is verbal. The Company does not have written contracts with its major suppliers or buyers. The Company has a written line of credit agreement with National Bank of California which is filed as an exhibit.

         Results of Operations
         ---------------------

         For the Three Months Ended June 30, 2009.
         ----------------------------------------

Revenues.

         For the three months ended June 30, 2009, Amexdrug reported sales of $2,435,174, comprised of $2,369,486 of sales from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $65,688 of sales of health and beauty products manufactured by the Company. This is $965,402 more than the $1,469,772 of sales reported for the three months ended June 30, 2008, which was comprised primarily of $1,344,436 sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $125,336 of sales of health and beauty products manufactured by the Company. During the three month period ended June 30, 2009, Amexdrug experienced an increase in total sales due, in part, to the increased marketing efforts of the Company.

Costs of Goods Sold.

         Cost of goods sold for the three months ended June 30, 2009 was $2,178,246, an increase of $791,545 from the $1,386,701 cost of goods sold for the three months ended June 30, 2008.

Gross Profit.

         During the three months ended June 30, 2009 gross profit increased by $173,857 to $256,928, or 10.6% of sales, from the $83,071, or 5.7% of sales recorded for the three months ended June 30, 2008. The change in gross profit margin is attributable to an increase in sales as well as an increased percentage of sales made from higher gross margin products manufactured and sold in the three month period ended June 30, 2009.

Expenses.

         Selling, general and administrative expense was $115,493 for the three months ended June 30, 2009, an increase of $20,836 from the $94,657 of selling, general and administrative expense recorded for the three months ended June 30, 2008. This increase in selling, general and administrative expense is attributable to increases in certain administrative expenses.

Net Income.

         During the three months ended June 30, 2009, Amexdrug earned net income of $79,159, as compared to the net loss of $9,346 experienced in the three months ended June 30, 2008. Amexdrug's improvement during the three month period ended June 30, 2009 is attributable largely to the significant increase in sales and resulting increase in gross profits in the later period.

         For the Six Months Ended June 30, 2009.
         --------------------------------------

Revenues.

         For the six months ended June 30, 2009, Amexdrug reported sales of $4,377,709, comprised of $4,256,428 of sales from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $121,281 of sales of health and beauty products manufactured by the Company. This is $1,604,723 more than the $2,772,986 of sales reported for the six months ended June 30, 2008 which was comprised primarily of $2,620,406 of sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $152,580 of sales of health and beauty products manufactured by the Company. During the six month period ended June 30, 2009, Amexdrug experienced an increase in total sales due, in part, to increased marketing efforts of the Company.

Costs of Goods Sold.

         Cost of goods sold for the six months ended June 30, 2009 was $3,922,204, an increase of $1,351,917 from the $2,570,287 cost of goods sold for the six months ended June 30, 2008.

Gross Profit.

         During the six months ended June 30, 2009 gross profit increased by $252,806 to $455,505, or 10.4% of sales, from the $202,699, or 7.3% of sales recorded for the six months ended June 30, 2008. The change in gross profit margin is attributable to an increase in sales as well as an increased percentage of sales of higher gross margin products manufactured and sold in the first six months of 2009.

Expenses.

         Selling, general and administrative expense was $207,603 for the six months ended June 30, 2009, an increase of $29,771 from the $177,832 of selling, general and administrative expense recorded for the six months ended June 30, 2008. This increase in selling, general and administrative expense is attributable to increases in certain administrative expenses.

Net Income.

         During the six months ended June 30, 2009, Amexdrug earned net income of $109,682, an increase of $96,854 from the net income of $12,828 experienced in the six months ended June 30, 2008. Amexdrug's increase in net income during the six month period ended June 30, 2009 is attributable largely to the increase of sales and the resulting increase in gross profits earned in the later period.

         Liquidity and Capital Resources - June 30, 2009
         -----------------------------------------------

         As of June 30, 2009, Amexdrug reported total current assets of $860,834, comprised primarily of cash and cash equivalents of $123,144, accounts receivable of $501,330, inventory of $215,543, a deferred tax asset of $12,000 and other receivable of $7,038. Total assets as of June 30, 2009 were $912,067, which included total current assets, plus net property and equipment of $20,042, other deposits of $12,158, customer base of $1,268, and goodwill of $17,765.

         Amexdrug's liabilities as of June 30, 2009 consisted primarily of accounts payable of $415,180, notes payables to related parties of $109,202, business line of credit of $178,282, corporate tax payable of $34,097 and accrued liabilities of $17,635.

         During the six months ended June 30, 2009, Amexdrug used $48,663 cash in operating activities compared to $216,914 cash used in operating activities in the six months ended June 30, 2008. The primary adjustments to reconcile net income to net cash used in operating activities during the six months ended June 30, 2009 were as follows: an increase in accounts receivable of $186,933, a decrease in accounts payable and accrued liabilities of $12,289, and an increase in corporate income tax payable of $24,827. Amexdrug had $123,144 in cash and cash equivalents at June 30, 2009. Operations have primarily been funded through cash generated from operations, and from loans made from the wife of our President. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Inflation

         In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

         The Company expended $8,883 and $50,064 on capital expenditures during the three month periods ended June 30, 2009 and 2008, respectively. The Company has no current plans for any significant capital expenditures.

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

Item 4. Controls and Procedures.

         Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of June 30, 2009. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

         During the last fiscal quarter ended June 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the three month period ended June 30, 2009, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company's unregistered stock made in the past three years, please refer to the Company's Annual Reports on Form 10-KSB or Form 10-K, and the Company's Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2005

Item 3.  Defaults Upon Senior Securities.

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

         (a) Exhibits.

                                  EXHIBIT INDEX

Exhibit                                                                Exhibit
Number        Description                                              Location
-------       -----------                                              --------

 2.1          Agreement and Plan of Merger                                 *
              (to change domicile from California

 2.2          Agreement and Plan of Reorganization                         **

 3.1          Articles of Incorporation                                    ***

 3.2          By-Laws                                                      ***

10.1          Lease Agreement between Fullerton Business             This Filing
              Center, Lessor, and Allied Med, Inc., Lessee, dated September 23, 2005

10.2          Lease Agreement between Fullerton Business             This Filing
              Center, Lessor, and Allied Med, Inc., Lessee, dated September 23, 2005

10.3          Third Amendment to Lease Agreement between             This Filing
              Fullerton Business Center, Lessor, and
              Allied Med, Inc., Lessee, dated November 5,
              2008

10.4          Promissory Note with National Bank of                  This Filing
              California dated June 23, 2008

10.5          Change in Terms Agreement with National                This Filing
              Bank of California dated June 9, 2009

14.1          Code of Ethics                                               ****

21.1          List of Subsidiaries of Amexdrug                       This Filing
              Corporation

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

              *       Exhibit 2.1 is incorporated by
                      reference from Amexdrug's Form 8-K
                      Current Report filed December 21, 2001
                      as Exhibit No. 10.01.

              **      Exhibit 2.2 is incorporated by
                      reference from Amexdrug's Form 8-K
                      Current Report filed January 15, 2002
                      as Exhibit No. 10.01.

              ***     Exhibit 3.1 and 3.2 are incorporated
                      by reference from Amexdrug's Form
                      10-KSB for the years ended December
                      31, 2001 filed on April 1, 2002.

              ****    Exhibit 14.1 is incorporated by
                      retference from Amexdrug's Form 10-K
                      for the year ended December 31, 2008
                      filed April 13, 2009

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMEXDRUG CORPORATION


Date: August 10, 2009             By: /s/ Jack Amin
                                      ----------------------------
                                      Jack Amin
                                      Director, President, Chief Executive
                                      Officer, Chief Financial Officer and
                                      Chief Accounting Officer

--------------------------------------------------------------------------------