Form 10-Q/A
period 2009-06-30
AMEXDRUG CORP
filed 2009-09-18
CIK 45621

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q/A
                               (Amendment No. 1)

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

Explanatory Note:
-----------------

This quarterly report is being amended for the purpose of adding Exhibits A, B and C to each of Exhibits 10.1 and 10.2 and also to add Exhibit Nos. 10. 6 through 10.16.

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

         (a) Exhibits.

                                  EXHIBIT INDEX

Exhibit                                                                Exhibit
Number        Description                                              Location
-------       -----------                                              --------

 2.1          Agreement and Plan of Merger                                 *
              (to change domicile from California

 2.2          Agreement and Plan of Reorganization                         **

 3.1          Articles of Incorporation                                    ***

 3.2          By-Laws                                                      ***

10.1          Lease Agreement between Fullerton Business             This Filing
              Center, Lessor, and  Allied Med, Inc.,
              Lessee, dated September 23, 2005 (Unit K)

10.2          Lease Agreement between Fullerton Business             This Filing
              Center, Lessor, and Allied Med, Inc.,
              Lessee, dated September 23, 2005 (Units I
              & J)

10.3          Third Amendment to Lease Agreement between                 *****
              Fullerton Business Center,  Lessor, and
              Allied Med, Inc., Lessee, dated November 5,
              2008 (Units I and J)

10.4          Promissory Note with National Bank of                      *****
              California dated June 23, 2008

10.5          Change in Terms Agreement with National                    *****
              Bank of California dated June 9, 2009

10.6          First Amendment to Lease Agreement                     This Filing
              between Fullerton Business Center, Lessor, and Allied Med, Inc., Lessee, dated
              September 11, 2006 (Unit K)

10.7          First Amendment to Lease Agreement between             This Filing
              Fullerton Business Center,  Lessor, and
              Allied Med, Inc., Lessee, dated September 11,
              2006 (Units I & J)

10.8          Second Amendment to Lease Agreement between            This Filing
              Fullerton Business Center, Lessor, and Allied
              Med, Inc., Lessee, dated October 25, 2007
              (Unit K)

10.9          Second Amendment to Lease Agreement between            This Filing
              Fullerton Business Center, Lessor, and
              Allied Med, Inc., Lessee, dated October 25,
              2007 (Units I & J)

10.10         Third Amendment to Lease Agreement between             This Filing
              Fullerton Business Center, Lessor, and
              Allied Med, Inc., Lessee, dated November 5,
              2008 (Unit K)

10.11         Change in Terms Agreement with National                This Filing
              Bank of California dated March 3, 2009

10.12         Subordination Agreement between Nora Y.                This Filing
              Amin, National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009

10.13         Business Loan Agreement between National               This Filing
              Bank of California, Amexdrug and its
              subsidiaries dated June 23, 2008

10.14         Commercial Security Agreement between                  This Filing
              National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008

10.15         Commercial Guarantee between National                  This Filing
              Bank of California, Jack N. Amin, Amexdrug and its subsidiaries

10.16         Commercial Guarantee between National                  This Filing
              Bank of California, Nora Y. Amin, Amexdrug and its subsidiaries

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


              *       Exhibit 2.1 is incorporated by
                      reference from Amexdrug's Form 8-K
                      Current Report filed December 21, 2001
                      as Exhibit No. 10.01.

              **      Exhibit 2.2 is incorporated by
                      reference from Amexdrug's Form 8-K
                      Current Report filed January 15, 2002
                      as Exhibit No. 10.01.

              ***     Exhibit 3.1 and 3.2 are incorporated
                      by reference from Amexdrug's Form
                      10-KSB for the years ended December
                      31, 2001 filed on April 1, 2002.

              ****    Exhibit 14.1 is incorporated by
                      retference from Amexdrug's Form 10-K
                      for the year ended December 31, 2008
                      filed April 13, 2009

              ****    Exhibits 10.3, 10.4 and 10.5 are
                      incorporated by reference From
                      Amexdrug's Form 10-Q for the period
                      ended June 30, 2009 filed August 14,
                      2009

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMEXDRUG CORPORATION


Date: September 18, 2009              By: /s/ Jack Amin
                                      ----------------------------
                                      Jack Amin
                                      Director, President, Chief Executive
                                      Officer, Chief Financial Officer and
                                      Chief Accounting Officer

--------------------------------------------------------------------------------