Form 10-Q
period 2009-09-30
AMEXDRUG CORP
filed 2009-11-12
CIK 45621

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to____________

                         Commission file number 0-7473

                              AMEXDRUG CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)


                   NEVADA                                       95-2251025
        -------------------------------                    --------------------
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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 6, 2009, there were 8,458,581 shares of the issuer's common stock issued and outstanding, and an additional 11,900 shares held as treasury shares.

                              AMEXDRUG CORPORATION
                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


                                                                          Page
                                                                          ----

Item 1.   Financial Statements (Unaudited)..................................3

          Consolidated Balance Sheets -- As of September 30,
            2009 (Unaudited) and December 31, 2008 (Audited)................5

          Consolidated Statements of Operations for the Three
            and Nine Months Ended September 30, 2009 and 2008
            (Unaudited).....................................................6

          Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2009 and 2008 (Unaudited)...................7

          Notes to Consolidated Financial Statements (Unaudited)............8

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......15

Item 4.   Controls and Procedures..........................................15

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................15

Item 1A.  Risk Factors.....................................................15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......15

Item 3.   Defaults Upon Senior Securities..................................16

Item 4.   Submission of Matters to a Vote of Security Holders..............16

Item 5.   Other Information................................................16

Item 6.   Exhibits.........................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of September 30, 2009 (unaudited) and December 31, 2008 (unaudited), the related unaudited consolidated statements of operations for the three and nine month periods ended September 30, 2009 and September 30, 2008, the related unaudited consolidated statements of cash flows for the nine month periods ended September 30, 2009 and September 30, 2008 and the notes to the unaudited consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug's annual report on Form 10-K for the year ended December 31, 2008.

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

         Operating results for the quarter ended September 30, 2009, are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----

Consolidated Balance Sheets - September 30, 2009 (Unaudited)
  and December 31, 2008 (Audited)...........................................5

Consolidated Statements of Operations (Unaudited) for the
  Three and Nine Months Ended September 30, 2009 and 2008...................6

Consolidated Statements of Cash Flows (Unaudited) for the
  Nine Months Ended September 30, 2009 and 2008.............................7

Notes to Consolidated Financial Statements..................................8

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  (Unaudited)
                                                 September 30,     December 31,
                                                     2009              2008
                                                --------------   ---------------

                 Assets

Current Assets
  Cash and cash equivalents                     $       42,464   $       96,390
  Investment                                            10,071            2,681
  Accounts receivable, net of allowance of
   $22,100                                             477,310          314,397
  Inventory                                            402,228          211,538
  Deferred tax asset                                    17,281           16,345
  Other receivable                                       7,325            8,288
  Advances officer                                       1,023            5,360
  Prepaid insurance                                          -            7,900
                                                --------------   ---------------

      Total Current Assets                             957,702          662,899
                                                --------------   ---------------

Property and Equipment, at cost
  Office and computer equipment                        191,763          182,880
  Leasehold improvements                                15,700           15,700
                                                --------------   ---------------
                                                       207,463          198,580
  Less accumulated depreciation                       (189,476)        (183,350)
                                                --------------   ---------------

      Net Property and Equipment                        17,987           15,230
                                                --------------   ---------------

Other Assets
  Other deposits                                        12,158           12,158
  Intangibles
    Customer base, net of accumulated
      amortization of $18,259                                -                -
    Trademark, net of accumulated
      amortization of $340                               1,227            1,351
    Goodwill                                            17,765           17,765
                                                --------------   ---------------

      Total Other Assets                                31,150           31,274
                                                --------------   ---------------

      Total Assets                              $    1,006,839   $      709,403
                                                ==============   ===============

     Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                              $      437,464   $      430,818
  Accrued liabilities                                   15,655           14,286
  Corporate tax payable                                 33,170            9,270
  Notes payable related parties                        109,202          109,202
  Business lines                                       283,026           91,287
                                                --------------   ---------------

      Total Current Liabilities                        878,517          654,863
                                                --------------   ---------------

Shareholders' Equity
  Common stock, $0.0001 par value;
   50,000,000 authorized common shares
   8,458,581 shares issued and outstanding               8,471            8,471
  Additional paid in capital                            83,345           83,345
  Treasury stock                                        (9,284)               -
  Retained earnings/(accumulated deficit)               45,790          (37,276)
                                                --------------   ---------------

      Total Shareholders' Equity                       128,322           54,540
                                                --------------   ---------------

      Total Liabilities and Shareholders'
        Equity                                  $    1,006,839   $      709,403
                                                ==============   ===============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               AMEXDRUG CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                     The Three Months Ended            The Nine Months Ended
                                September 30,    September 30,    September 30,     September 30,
                                    2009             2008              2009             2008
                               -------------------------------   ---------------------------------

Sales                          $    2,615,387   $    1,331,654   $     6,993,096   $    4,104,641

Cost of Goods Sold                  2,508,212        1,190,200         6,430,416        3,760,487
                               --------------   --------------   ---------------   ---------------

Gross Profit                          107,175          141,454           562,680          344,154
                               --------------   --------------   ---------------   ---------------

Operating Expenses
  Selling, general and
    administrative expense            113,001           92,725           320,601          269,561
  Research and development              9,297            1,050            99,092            3,309
                               --------------   --------------   ---------------   ---------------

      Total Operating Expenses        122,298           93,775           419,693          272,870
                               --------------   --------------   ---------------   ---------------

Income/(Loss) before
  depreciation expense                (15,123)          47,679           142,987           71,284

   Depreciation and
     amortization expense               2,096            3,601             6,250           13,085
                               --------------   --------------   ---------------   ---------------

Income/(Loss) before Other
  Income/(Expenses)                   (17,219)          44,078           136,737           58,199
                               --------------   --------------   ---------------   ---------------

Other Income/(Expenses)
  Interest and other income                 -              266                 -              266
  Penalty                                (244)               -              (512)            (344)
  Unrealized gain/(loss)                  278             (470)           (2,128)            (797)
  Interest expense                     (6,845)          (4,714)          (17,671)         (10,947)
                               --------------   --------------   ---------------   ---------------

      Total Other Income/
       (Expenses)                      (6,811)          (4,918)          (20,311)         (11,822)
                               --------------   --------------   ---------------   ---------------

Income/(Loss) before
  Provision for Income Taxes          (24,030)          39,160           116,426           46,377

Income tax benefit/(expense)           (2,588)         (14,188)          (33,360)          (8,575)
                               --------------   --------------   ---------------   ---------------

Net Income/(Loss)              $      (26,618)  $       24,972   $        83,066   $       37,802
                               ==============   ==============   ===============   ===============

BASIC AND DILUTED INCOME/
  (LOSS) PER SHARE             $        (0.00)  $         0.00   $          0.01   $         0.00
                               ==============   ==============   ===============   ===============

WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING
      BASIC AND DILUTED             8,470,481        8,470,481         8,470,481        8,470,481
                               ==============   ==============   ===============   ===============


                          The accompanying notes are an integral part of
                             these consolidated financial statements.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      Nine Months Ended
                                                 September 30,    September 30,
                                                     2009             2008
                                                --------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $       83,066   $       37,802
  Adjustment to reconcile net income to
    net cash used in operating activities
  Depreciation and amortization                          6,250           13,085
  Unrealized (gain)/loss on investment                   2,128                -
  Change in Assets and Liabilities
  (Increase) Decrease in:
    Accounts receivable                               (162,913)        (108,203)
    Allowance for doubtful accounts                          -                -
    Inventory                                         (190,690)          58,534
    Prepaid expenses                                     7,900           (1,397)
    Other receivable                                       963                -
    Deferred tax asset                                    (936)          (4,500)
    Increase (Decrease) in:
      Accounts payable and accrued liabilities           8,015         (176,091)
      Corporate income tax payable                      23,900           13,487
                                                --------------   ---------------

      NET CASH USED IN OPERATING ACTIVITIES           (222,317)        (167,283)
                                                --------------   ---------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of investments                               (9,518)               -
  Purchase of fixed assets                              (8,883)         (50,064)
                                                --------------   ---------------

      NET CASH USED IN INVESTING ACTIVITIES            (18,401)         (50,064)
                                                --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance, officer                                       4,337                -
  Loan payable, Dell                                         -              714
  Purchase of treasury stock                            (9,284)               -
  Proceeds from credit line                            191,739           34,051
  Proceeds from related parties                              -           60,000
                                                --------------   ---------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES        186,792           94,765
                                                --------------   ---------------

NET INCREASE (DECREASE) IN CASH                        (53,926)        (122,582)


CASH, BEGINNING OF PERIOD                               96,390          217,549
                                                --------------   ---------------

CASH, END OF PERIOD                             $       42,464   $       94,967
                                                ==============   ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Interest paid                                 $        6,457   $        2,464
                                                ==============   ===============
  Income taxes                                  $          800   $        2,974
                                                ==============   ===============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30,2009


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

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

         Income per Share Calculations
         -----------------------------

         The Company adopted the accounting rules for the calculation of "Income per Share". These rules dictate the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted income per share is the same as the basic income per share for the nine months ended September 30, 2009, because there are no outstanding dilutive instruments.

         Recently Issued Accounting Pronouncements
         -----------------------------------------

         In May 2009, the FASB issued rules which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

3.       CAPITAL STOCK

         During the nine months ended September 30, 2009, the Company issued no shares of common stock.

4.       INCOME TAXES

         The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000.

         The Company adopted the provisions of Accounting for Uncertainty in Income Taxes, on January 1, 2007. This accounting clarifies the accounting for uncertainty in tax positions by prescribing a minimum recognition threshold required for recognition in the financial statements. It also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

         The  Company's  policy  is  to  recognize  interest  accrued related to
         unrecognized   tax  benefits  in  interest  expense  and  penalties  in
         operating expenses.

5.       SUBSEQUENT EVENTS

         Management has evaluated subsequent events as of November 9, 2009, the date the financial statements were available to be issued, and has determined there are no subsequent events to be reported.

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

     Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,458,581 are issued and outstanding with an additional 11,900 shares held as treasury shares as of September 30, 2009.



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

         Lease Agreements and Certain Other Contracts
         --------------------------------------------

         The Company has three written lease agreements covering different portions of the property in Fullerton, California leased by the Company. The Beverly Hills property leased by the Company is under a month to month verbal lease since the original lease on the property has expired. The Company's Manila, Philippines location is also leased under a verbal lease agreement. The Company's loan agreement with Nora Amin is verbal. The Company does not have written contracts with its major suppliers or buyers. The Company has a written line of credit agreement with National Bank of California.

         Results of Operations
         ---------------------

         For the Three Months Ended September 30, 2009.
         ----------------------------------------------

Revenues.

         For the three months ended September 30, 2009, Amexdrug reported sales of $2,615,387, comprised of $2,507,052 of sales from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $108,335 of sales of health and beauty products manufactured by the Company. This is $1,283,733 more than the $1,331,654 of sales reported for the three months ended September 30, 2008, which was comprised primarily of $1,294,357 sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter
(OTC) health and beauty products, and $37,298 of sales of health and beauty products manufactured by the Company. During the three month period ended September 30, 2009, Amexdrug experienced an increase in total sales due, in part, to the increased marketing efforts of the Company.

Costs of Goods Sold.

         Cost of goods sold for the three months ended September 30, 2009 was $2,508,212, an increase of $1,318,012 from the $1,190,200 cost of goods sold for the three months ended September 30, 2008.

Gross Profit.

         During the three months ended September 30, 2009 gross profit decreased by $34,279 to $107,175, or 4.1% of sales, from the $141,454, or 10.6% of sales recorded for the three months ended September 30, 2008. The change in gross profit margin is attributable to an increased percentage of sales made from lower gross margin products sold in the three month period ended September 30, 2009.

Expenses.

         Selling, general and administrative expense was $113,001 for the three months ended September 30, 2009, an increase of $20,276 from the $92,725 of selling, general and administrative expense recorded for the three months ended September 30, 2008. This increase in selling, general and administrative expense is attributable to increases in certain administrative expenses. Research and development expense was $9,297 for the three months ended September 30, 2009, an increase of $8,247 from the $1,050 of research and development expense recorded for the three months ended September 30, 2008. Interest expense was $6,845 for the three months ended September 30, 2009, an increase of $2,131 from the $4,714 of interest expense recorded for the three months ended September 30, 2008.

Net Income (Loss).

         During the three months ended September 30, 2009, Amexdrug incurred net loss of $26,618 as compared to the net income of $24,972 earned in the three months ended September 30, 2008. Amexdrug's change from net income to a net loss during the three month period ended September 30, 2009 is attributable largely to the significant increase in sales of products with lower profit margins resulting in a decrease of gross profit, as well as an increase in general and administrative expense and an increase in research and development expense, in the later period.

         For the Nine Months Ended September 30, 2009.

Revenues

         For the nine months ended September 30, 2009, Amexdrug reported sales of $6,993,096 , comprised of $6,763,480 of sales from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $229,616,of sales of health and beauty products manufactured by the Company. This is $2,888,455 more than the $4,104,641 of sales reported for the nine months ended September 30, 2008 which was comprised primarily of $6,241,587 sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter
(OTC) health and beauty products, and $115,017 of sales of health and beauty products manufactured by the Company. During the nine month period ended September 30, 2009, Amexdrug experienced an increase in total sales due, in part, to increased marketing efforts of the Company.

Costs of Goods Sold.

         Cost of goods sold for the nine months ended September 30, 2009 was $6,430,416, an increase of $2,669,929 from the $3,760,487 cost of goods sold for the nine months ended September 30, 2008.

Gross Profit.

         During the nine months ended September 30, 2009 gross profit increased by $218,526 to $562,680, or 8.0% of sales, from the $344,154, or 8.4% of sales recorded for the nine months ended September 30, 2008. The change in gross profit margin is attributable to a modest increased percentage of sales of lower gross margin products sold in the first nine months of 2009.

Expenses.

         Selling, general and administrative expense was $320,601for the nine months ended September 30, 2009, an increase of $51,040 from the $269,561 of selling, general and administrative expense recorded for the nine months ended September 30, 2008. This increase in selling, general and administrative expense is attributable to increases in certain administrative expenses. Research and development expense was $99,092 for the nine months ended September 30, 2009, an increase of $95,783 from the $3,309 of research and development expense recorded for the nine months ended September 30, 2008. Interest expense was $17,671 for the nine months ended September 30, 2009, an increase of $6,724 from the $10,947 of interest expense recorded for the nine months ended September 30, 2008.

Net Income.

         During the nine months ended September 30, 2009, Amexdrug earned net income of $83,066, an increase of $45,264 from the net income of $37,802 experienced in the nine months ended September 30, 2008. Amexdrug's increase in net income during the nine month period ended September 30, 2009 is attributable largely to the increase of sales and the resulting increase in gross profits earned in the later period, partially offset by increases in general and administrative expense and research and development expense, in the later period.

         Liquidity and Capital Resources - September 30, 2009
         ----------------------------------------------------

         As of September 30, 2009, Amexdrug reported total current assets of $957,702, comprised primarily of cash and cash equivalents of $42,464, accounts receivable of $477,310, inventory of $402,228, and a deferred tax asset of $17,281. Total assets as of September 30, 2009 were $1,006,839, which included total current assets, plus net property and equipment of $17,987, other deposits of $12,158, goodwill of $17,765, and trademark of $1,227.

         Amexdrug's liabilities as of September 30, 2009 consisted primarily of accounts payable of $437,464, notes payables to related parties of $109,202, business line of credit of $283,026, corporate tax payable of $33,170 and accrued liabilities of $15,655.

         During the nine months ended September 30, 2009, Amexdrug used $222,317 cash in operating activities compared to $167,283 cash used in operating activities in the nine months ended September 30, 2008. The primary adjustments to reconcile net income to net cash used in operating activities during the nine months ended September 30, 2009 were as follows: an increase in accounts receivable of $162,913, an increase in inventory of $190,690, an increase in accounts payable and accrued liabilities of $8,015, and an increase in corporate income tax payable of $23,900. Amexdrug had $42,464 in cash and cash equivalents at September 30, 2009. Operations have primarily been funded through cash generated from operations, an increase in the amount owing on the business line of credit, and from loans made from the wife of our President. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Stock Repurchases

      Between approximately June 2007 and August 3, 2009, Amexdrug repurchased a total of 11,900 shares of its common stock at prices ranging from a low of $0.20 per share to a high of $2.39 per share. These shares are held by Amexdrug as treasury shares.

Inflation

         In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

         The Company expended $0 and $0 on capital expenditures during the three month periods ended September 30, 2009 and 2008, respectively. The Company has no current plans for any significant capital expenditures.

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

Item 4.  Controls and Procedures.

         Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of September 30, 2009. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

         During the last fiscal quarter ended September 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the three month period ended September 30, 2009, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company's unregistered stock made in the past three years, please refer to the Company's Annual Reports on Form 10-KSB or Form 10-K, and the Company's Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2005.

Item 3.  Defaults Upon Senior Securities.

         None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None; not applicable.

Item 5.  Other Information.

         None; not applicable.

Item 6.  Exhibits.

         (a) Exhibits.

                                 EXHIBIT INDEX

Exhibit                                                                Exhibit
Number                    Description                                  Location
--------                  -----------                                  --------

 2.1           Agreement and Plan of Merger                                 *
               (to change domicile from California

 2.2           Agreement and Plan of Reorganization                        **

 3.1           Articles of Incorporation                                  ***

 3.2           By-Laws                                                    ***

10.1           Lease Agreement between Fullerton Business              ******
               Center, Lessor, and Allied Med, Inc., Lessee, dated September 23, 2005 (Unit K)

10.2           Lease Agreement between Fullerton Business              ******
               Center, Lessor, and Allied Med, Inc., Lessee, dated September 23, 2005 (Units I & J)

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

10.4           Promissory Note with National Bank of                    *****
               California dated June 23, 2008

10.5           Change in Terms Agreement with National                  *****
               Bank of California dated June 9, 2009

10.6           First Amendment to Lease Agreement between              ******
               Fullerton Business Center, Lessor, and
               Allied Med, Inc., Lessee, dated September 11,
               2006 (Unit K)

10.7           First Amendment to Lease Agreement between              ******
               Fullerton Business Center, Lessor, and
               Allied  Med, Inc., Lessee, dated September 11,
               2006 (Units I & J)

10.8           Second Amendment to Lease Agreement between             ******
               Fullerton Business Center, Lessor, and Allied
               Med, Inc., Lessee, dated October 25, 2007
               (Unit K)

10.9           Second Amendment to Lease Agreement between             ******
               Fullerton Business Center, Lessor, and Allied
               Med, Inc., Lessee, dated October 25, 2007
               (Units I & J)

10.10          Third Amendment to Lease Agreement between              ******
               Fullerton Business Center, Lessor, and Allied
               Med, Inc., Lessee, dated November 5, 2008
               (Unit K)

10.11          Change in Terms Agreement with National Bank            ******
               of California dated March 3, 2009

10.12          Subordination Agreement between Nora Y. Amin,           ******
               National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009

10.13          Business Loan Agreement between National Bank           ******
               of California, Amexdrug and its subsidiaries dated June 23, 2008

10.14          Commercial Security Agreement between National          ******
               Bank of California, Amexdrug and its
               subsidiaries dated June 23, 2008

10.15          Commercial Guarantee between National Bank              ******
               of California, Jack N. Amin, Amexdrug and its subsidiaries

10.16          Commercial Guarantee between National Bank              ******
               of California, Nora Y. Amin, Amexdrug and its subsidiaries

10.17          Lease Agreement between Fullerton Business         This Filing
               Center, LLC, Lessor, And Allied Med, Inc.,
               Lessee, dated July 8, 2009 (Unit H)


10.18          Guaranty of Lease by Jack Amin (Unit H)            This Filing

14.1           Code of Ethics                                            ****

21.1           List of Subsidiaries of Amexdrug                        ******
               Corporation

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

         * Exhibit 2.1 is incorporated by reference from Amexdrug's Form 8-K Current Report filed December 21, 2001 as Exhibit No. 10.01.

         ** Exhibit 2.2 is incorporated by reference from Amexdrug's Form 8-K Current Report filed January 15, 2002 as Exhibit No. 10.01.

         *** Exhibit 3.1 and 3.2 are incorporated by reference from Amexdrug's Form 10-KSB for the years ended December 31, 2001 filed on April 1, 2002.

         **** Exhibit 14.1 is incorporated by reference from Amexdrug's Form 10-K for the year ended December 31, 2008 filed April 13, 2009

         ***** Exhibits 10.3, 10.4 and 10.5 are incorporated by reference From Amexdrug's Form 10-Q for the period ended June 30, 2009 filed August 14, 2009

         ******   Exhibits 10.1, 10.2, 10.6 through 10.16, and 21.1 are
                  incorporated by reference From Amexdrug's Form 10-Q/A for the period ended June 30, 2009 filed September 18, 2009

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMEXDRUG CORPORATION


Date: November 10, 2009                      By: /s/ Jack Amin
                                                --------------
                                                Jack Amin
                                                Director, President, Chief
                                                Executive Officer, Chief
                                                Financial Officer and
                                                Chief Accounting Officer

--------------------------------------------------------------------------------