Form 10-K
period 2009-12-31
AMEXDRUG CORP
filed 2010-03-31
CIK 45621

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2009
                                                        -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _________________

         Commission File number 0-7473
                                ------


                              AMEXDRUG CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)


                 Nevada                                 95-2251025
         ------------------------------          -------------------------
         State or other jurisdiction of          (I.R.S. Employer I.D. No.)
         incorporation or organization

         8909 West Olympic Blvd., Suite 208, Beverly Hills, CA       90211
         -----------------------------------------------------    -----------
              (Address of principal executive offices)             (Zip Code)

         Registrant's telephone number, including area code:  (310) 855-0475
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer [  ]                    Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the voting and non-voting common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. At June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $980,813 based upon 700,581 shares held by non-affiliates, and the average of the bid price and the asked price of $1.40 per share.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 25, 2010, the registrant had 8,458,581 shares of common stock issued and outstanding, and an additional 11,900 shares held as treasury shares.

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
                                                                           ----
                                     PART I
                                     ------

ITEM 1.    BUSINESS.......................................................     3

ITEM 1A.   RISK FACTORS...................................................    15

ITEM 1B.   UNRESOLVED STAFF COMMENTS......................................    18

ITEM 2.    PROPERTIES.....................................................    18

ITEM 3.    LEGAL PROCEEDINGS..............................................    19

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..............    19


                                    PART II
                                    -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OR EQUITY SECURITIES...........    19

ITEM 6.    SELECTED FINANCIAL DATA........................................    21

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................    21

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK.....    24

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    25

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.......................................    38

ITEM 9A.   CONTROLS AND PROCEDURES........................................    38

ITEM 9B.   OTHER INFORMATION..............................................    39


                                    PART III
                                    --------

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.........    39

ITEM 11.   EXECUTIVE COMPENSATION.........................................    42

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................    44

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
              DIRECTOR INDEPENDENCE.......................................    45

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.........................    47

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.....................    48

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

--------------------------------------------------------------------------------

                                ITEM 1. BUSINESS

--------------------------------------------------------------------------------

Business Development

History
-------

Amexdrug Corporation, a Nevada corporation, is a holding company. It is located at 8909 West Olympic Boulevard, Suite 208, Beverly Hills, California 90211. Its phone number is (310) 855-0475. Its fax number is (310) 855-0477. Its website is www.amexdrug.com. Shares of Amexdrug common stock are traded on the OTC Bulletin Board under the symbol AXRX.OB. The President of Amexdrug has had experience working in the pharmaceutical industry for the past 28 years.

Amexdrug Corporation, through its wholly-owned subsidiaries, BioRx Pharmaceuticals, Inc., Allied Med, Inc., Dermagen, Inc. and Royal Health Care, Inc., is a pharmaceutical and cosmeceutical company specializing in the research and development, manufacturing and distribution of pharmaceutical drugs, cosmetics and distribution of prescription and over-the-counter drugs, private manufacturing and labeling and a quality control laboratory. At Amexdrug Corporation, it is our anticipation to give our clientele the opportunity to purchase cost effective products while maximizing the return of investments to our shareholders.

Amexdrug Corporation distributes its products through its subsidiaries, BioRx Pharmaceuticals, Inc., Allied Med, Inc., Dermagen, Inc. and Royal Health Care, Inc. primarily to independent pharmacies and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers in the state of California.

We plan to introduce three skin care over the counter (OTC) and natural products in 2010, which are in various stages of development. We presently market twelve products under the Sponix name. Our team of professionals fully pledges the effectiveness of our distinct products.

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

References in this report to "we," "our," "us," the "Company" and "Amexdrug" refer to Amexdrug Corporation and also to our subsidiaries, BioRx
Pharmaceuticals, Inc., Allied Med, Inc., Dermagen, Inc. and Royal Health Care, Inc. where appropriate.

Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,458,581 are issued and outstanding, and an additional 11,900 shares held as treasury shares.

Significant acquisitions
------------------------

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

A total of twelve products have been manufactured for sale by BioRx Pharmaceuticals, Inc., and a total of three products are under different stages of development. These over-the-counter and natural products are effective for treatment of fungus, arthritis, sunburn protection and for healthy feet and nails. BioRx Pharmaceuticals is planning to sell these products to national chain drugstores, sport chain stores, natural food markets and other mass markets. These products will be marketed under the names of Sponix and Bactivex, and will be sold under the name of BioRx Pharmaceuticals.

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

Research and Development

Amexdrug engages in some research and development of its products. Total research and development costs were $123,328 and $44,576 for the years ended December 31, 2009 and 2008, respectively. Amexdrug anticipates that research and development costs to be incurred in 2010 will be similar in amount to the research and development costs incurred in 2009.

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

Dependence on major suppliers

During the year ended December 31, 2009, purchases from two suppliers accounted for 82% and 14% of total purchases, respectively. Accounts payable to these two suppliers accounted for 85% and 14% of the total accounts payable balance as of December 31, 2009, respectively. During the year ended December 31, 2008, purchases from the same two suppliers accounted for 75% and 21% of our total purchases, respectively. Accounts payable to these two suppliers accounted for 78% and 18% of the total accounts payable balance as of December 31, 2008. We presently enjoy a good relationship with our suppliers. If for any reason our business with our suppliers was interrupted or discontinued in the future, we would be able to acquire most, if not all, of the same products from other suppliers at similar competitive prices. However, the loss of our largest supplier could have a potential negative effect upon our future operations.

Dependence on major customers

Two customers accounted for 10% or more of our sales during the year ended December 31, 2009. Two customers accounted for 10% or more of our sales during the year ended December 31, 2008. They accounted for approximately 16% and 11% of our 2009 sales, respectively, and 30% and 11% of our 2008 sales, respectively.

Employees

The Company currently employs twelve full time and two part time employees. Nine of the full time employees have been hired since October 2008, and they work in the Company's new marketing office located in the Philippines, and work on marketing the Company's products in the U.S. Labor unions do not represent any of these employees. The Company considers its employee relations to be good. Competition for qualified personnel in its industry is intense, particularly for technical staff responsible for marketing, advertising, web development, and general and administrative activities.

Employees will be permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible.

Physical facilities

The Company's principal executive offices and its Allied Med, Inc. operations are located in Beverly Hills, California. The Company leases approximately 800 square feet of office space for approximately $1,160 per month. This space is leased on a month to month basis under a verbal lease. The Company believes this space will be sufficient for at least the next twelve months.

The Company's Dermagen, Inc. operations are currently located at 2500 East Fender Avenue, Units H, I & K, Fullerton, California, which is leased under three separate lease agreements, and 2488 East Fender Avenue, Unit I, Fullerton, California, which is leased under one lease agreement.

Information concerning the three lease agreements at 2500 East Fender Avenue follows. One written lease applies to Unit H which is approximately 1,600 square feet. The monthly lease payment for Unit H is approximately $960, and the initial lease expired February 28, 2010. The Company exercised an option to renew the lease of Unit H for an additional seven months at a lease rate of $896 per month. A second written lease applies to Units I & J which contain approximately 1,600 square feet. The monthly lease payment for Units I & J is approximately $2,464, and the lease expires November 30, 2010. The third written lease applies to Unit K which is approximately 3,520 square feet. The monthly lease payment for Unit K is approximately $1,120, and the lease expires November 30, 2010.

Information concerning the one lease agreement at 2488 East Fender Avenue follows. A written lease applies to Unit I which is approximately 1,400 square feet. The monthly lease payment for Unit I is approximately $840, and the lease expires May 31, 2010. The Company has an option to renew the lease of Unit I an additional seven months at a lease rate of $840 per month. The Company presently intends to exercise its option to renew the lease of Unit I for an additional seven months.

In October 2008, the Company opened a new marketing office located in Manila, Philippines. The office is approximately 800 square feet in size, and the Company pays $175 per month for rent under a verbal lease agreement. The Company believes this space will be sufficient for at least the next twelve months.

The Company believes that the various facilities covered by the leases described above will be sufficient for at least the next twelve months.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

--------------------------------------------------------------------------------

                               ITEM 2. PROPERTIES

--------------------------------------------------------------------------------

Operating facilities

The Company's Dermagen, Inc. operations are currently located at 2500 East Fender Avenue, Units H, I & K, Fullerton, California, which is leased under three separate lease agreements, and 2488 East Fender Avenue, Unit I, Fullerton, California, which is leased under one lease agreement.

Information concerning the three lease agreements at 2500 East Fender Avenue follows. One written lease applies to Unit H which is approximately 1,600 square feet. The monthly lease payment for Unit H is approximately $960, and the initial lease expired February 28, 2010. The Company exercised an option to renew the lease of Unit H for an additional seven months at a lease rate of $896 per month. A second written lease applies to Units I & J which contain approximately 1,600 square feet. The monthly lease payment for Units I & J is approximately $2,464, and the lease expires November 30, 2010. The third written lease applies to Unit K which is approximately 3,520 square feet. The monthly lease payment for Unit K is approximately $1,120, and the lease expires November 30, 2010.

Information concerning the one lease agreement at 2488 East Fender Avenue follows. A written lease applies to Unit I which is approximately 1,400 square feet. The monthly lease payment for Unit I is approximately $840, and the lease expires May 31, 2010. The Company has an option to renew the lease of Unit I an additional seven months at a lease rate of $840 per month. The Company presently intends to exercise its option to renew the lease of Unit I for an additional seven months.

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

Marketing office

In October 2008, the Company opened a new marketing office located in Manila, Philippines. The office is approximately 800 square feet in size, and the Company pays $175 per month for rent under a verbal lease agreement. The Company believes this space will be sufficient for at least the next twelve months.

Adequacy of Facilities

The Company believes that the various facilities covered by the leases described above will be sufficient for at least the next twelve months.

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

Quarter ended                 High bid          Low bid
-------------                 --------          -------
March 31, 2009                 $0.70             $0.30
June 30, 2009                  $0.90             $0.10
September 30, 2009             $2.10             $0.286
December 31, 2009              $5.00             $1.50

March 31, 2008                 $1.20             $1.10
June 30, 2008                  $1.10             $1.10
September 30, 2008             $1.10             $0.30
December 31, 2008              $0.30             $0.30

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

Holders

The number of record holders of Amexdrug's common stock as of March 25, 2010 is approximately 190. This number does not take into consideration stockholders whose shares are held by broker-dealers, finance institutions or other nominees.

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

Overview

Amexdrug Corporation is located at 8909 West Olympic Boulevard, Suite 208, Beverly Hills, California 90211. Its phone number is (310) 855-0475. Its fax number is (310) 855-0477. Its website is www.amexdrug.com. Shares of Amexdrug common stock are traded on the OTC Bulletin Board under the symbol AXRX.OB. The President of Amexdrug has had experience working in the pharmaceutical industry for the past 28 years.

Amexdrug Corporation, through its wholly-owned subsidiaries, BioRx Pharmaceuticals, Inc., Allied Med, Inc., Dermagen, Inc. and Royal Health Care, Inc. is a rapidly growing pharmaceutical and cosmeceutical company specializing in the research and development, manufacturing and distribution of pharmaceutical drugs, cosmetics and distribution of prescription and over-the-counter drugs, private manufacturing and labeling and a quality control laboratory. At Amexdrug Corporation, it is our anticipation to give our clientele the opportunity to purchase cost effective products while maximizing the return of investments to our shareholders.

Amexdrug Corporation distributes its products through its subsidiaries, BioRx Pharmaceuticals, Inc., Allied Med, Inc., Dermagen, Inc. and Royal Health Care, Inc. primarily to independent pharmacies and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers in the state of California.

BioRx Pharmaceuticals, Inc. is a proud member of the National Association of Chain Drug Stores (NACDS). BioRx Pharmaceuticals, Inc. has developed numerous unique innovative products in the industry under the names Sponix and Bactivex.

We plan to add three more skin care over the counter (OTC) and natural products in 2010, which are in various stages of development. Our team of professionals fully pledges the effectiveness of our distinct products.

At this time, we have certain distribution channels with suppliers and customers whom we know and trust, such as CVS, Target, Amazon, and hundreds of independent pharmacies. Of the estimated 100,000 retailers (drug stores and food mass), our goal is to have 20,000 stores carry our products in 2010.

The accompanying financial information includes the operations of Allied Med, Inc. and the operations of Amexdrug Corporation for all periods presented.

Results of operations for the years ended December 31, 2009 and 2008

Revenues
--------

For the year ended December 31, 2009, Amexdrug reported sales of $9,766,972, comprised of $9,356,884 of sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) health and beauty products, and $410,088 of sales of health and beauty products manufactured by the Company. This was $4,073,470 more than the $5,693,502 of sales reported for the year ended December 31, 2008 which was comprised primarily of $5,456,852 sales from the Company's pharmaceutical wholesale distribution business of selling brand name generic pharmaceutical products, and over-the-counter (OTC) health and beauty products and $236,650 of sales of health and beauty products manufactured by the Company. The increase in sales is primarily due to an increase in marketing efforts, as well as having an increased number of products to sell.

Costs of Goods Sold
-------------------

Cost of goods sold for the year ended December 31, 2009 was $9,045,163, an increase of $3,806,169 from the $5,238,994 cost of goods sold for the year ended December 31, 2008.

Gross Profit
------------

During the year ended December 31, 2009 gross profit increased by $267,301 to $721,809 or 7.4% of sales from the $454,508 or 8.0% of sales recorded for the year ended December 31, 2008. The Company attributes its decrease in gross profit margin in 2009 due to increased sales of lower profit margin products in 2009.

Expenses
--------

Total operating expenses for the year ended December 31, 2009 were $666,113, an increase of $244,925 from the total operating expenses of $421,188 recorded for the year ended December 31, 2008. Selling, general and administrative expense was $534,544 for the year ended December 31, 2009, an increase of $170,342 from the $364,201 recorded for the year ended December 31, 2008. This increase in selling, general and administrative expense is primarily attributable to increased commissions payable on the increased sales and also to an increase in officer compensation. Research and development expense for the year ended December 31, 2009 was $123,328, an increase of $78,752 from the $44,576 recorded for the year ended December 31, 2008. The Company anticipates that research and development expenses for 2010 may be similar to the amount incurred in 2009.

Net Income
----------

During the year ended December 31, 2009, Amexdrug experienced net income of $18,346. This was $6,014 more than the $12,332 of net income recorded for the year ended December 31, 2008.

Liquidity and capital resources - December 31, 2009

As of December 31, 2009, Amexdrug reported total current assets of $749,775, comprised primarily of cash of $121,182, accounts receivable of $430,184 and inventory of $157,810. Total assets as of December 31, 2009 were $798,415, which included total current assets of $749,775, plus net property and equipment of $17,531, other deposits of $12,158, goodwill of $17,765 and trademarks of $1,186.

Amexdrug's liabilities as of December 31, 2009 consist of accounts payable of $406,585, notes payable to a related party of $108,023, accrued liabilities of $10,157, corporate income tax payable of $5,167 and business line of credit balance of $204,881.

During the year ended December 31, 2009, Amexdrug used $62,746 cash in operating activities compared to $193,706 cash used in operating activities in the year ended December 31, 2008. The primary adjustments to reconcile net income to net cash provided by operating activities during 2009 were as follows: an increase in accounts receivable of $125,940, a decrease in accounts payable and accrued liabilities of $28,362, a decrease in inventory of $53,728, depreciation expense of $8,241, a decrease in prepaid expenses $7,900 and a decrease in allowance for doubtful accounts of $10,153. Cash increased during the year ended December 31, 2009 by $24,792 compared to a decrease during 2008 of $121,159. Amexdrug had a cash balance of $121,182 at December 31, 2009. Operations have primarily been funded through an increase in the credit line balance. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

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

Capital Expenditures

The Company expended $10,377 and $1,854 on capital expenditures during the years ended December 31, 2009 and 2008, respectively. The Company has no current plans for capital expenditures.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2009, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

--------------------------------------------------------------------------------

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------

Amexdrug's consolidated audited balance sheets as of December 31, 2009 and 2008, Amexdrug's consolidated audited statements of income, stockholders' equity, and cash flows for the fiscal years ended December 31, 2009 and 2008 are included hereafter.


                     AMEXDRUG CORPORATION AND SUBSIDIARIES


                         INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

 Reports of Independent Registered Public Accounting Firms...................26

 Consolidated Balance Sheets -- December 31, 2009 and 2008...................27

 Consolidated Statements of Income for the Years Ended December 31,
   2009 and 2008.............................................................28

 Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 2009 and 2008...............................................29

 Consolidated Statements of Cash Flows for the Years Ended December 31,
    2009 and 2008............................................................30

 Notes to Consolidated Financial Statements..................................31

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------



Board of Directors
Amexdrug Corporation
Beverly Hills, California

We have audited the accompanying balance sheets of Amexdrug Corporation as of December 31, 2009 and 2008, and the related statements of income, stockholders equity and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amexdrug Corporation as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment about the effectiveness of Amexdrug Corporation's internal control over financial reporting as of December 31, 2009 and, accordingly, we do not express an opinion thereon.

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 30, 2010

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                     December 31,   December 31,
                                                         2009           2008
                                                     ------------   ------------
                     Assets

Current Assets
   Cash and cash equivalents                         $    121,182   $    96,390
   Investment                                               7,490         2,681
   Accounts receivable, net of allowance of
     $32,253 and 22,100, respectively                     430,184       314,397
   Inventory                                              157,810       211,538
   Deferred tax asset                                      13,778        16,345
   Other receivable                                        18,274         8,288
   Advances officer                                         1,057         5,360
   Prepaid insurance                                            -         7,900
                                                     ------------   ------------

                   Total Current Assets                   749,775       662,899
                                                     ------------   ------------

Property and Equipment, at cost
   Office and computer equipment                          193,257       182,880
   Leasehold improvements                                  15,700        15,700
                                                     ------------   ------------
                                                          208,957       198,580
   Less accumulated depreciation                         (191,426)     (183,350)
                                                     ------------   ------------

                   Net Property and Equipment              17,531        15,230
                                                     ------------   ------------

Other Assets
   Other deposits                                          12,158        12,158
   Intangibles
      Customer base, net of accumulated
        amortization of $18,259                                 -             -
      Trademark, net of accumulated amortization
        of $464 and $340, respectively                      1,186         1,351
      Goodwill                                             17,765        17,765
                                                     ------------   ------------

                   Total Other Assets                      31,109        31,274
                                                     ------------   ------------

                         Total Assets                 $   798,415   $   709,403
                                                     ============   ============

       Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                  $    406,585   $   430,818
   Accrued liabilities                                     10,157        14,286
   Corporate tax payable                                    5,167         9,270
   Notes payable related parties                          108,023       109,202
   Business lines                                         204,881        91,287
                                                     ------------   ------------

                   Total Current Liabilities              734,813       654,863
                                                     ------------   ------------

Shareholders' Equity
   Common stock, $0.0001 par value;
   50,000,000 authorized common shares
   8,470,481 shares issued and outstanding                  8,471         8,471
   Additional paid in capital                              83,345        83,345
   Treasury stock                                          (9,284)            -
   Retained earnings/(accumulated deficit)                (18,930)      (37,276)
                                                     ------------   ------------

                   Total Shareholders' Equity              63,602        54,540
                                                     ------------   ------------

Total Liabilities and Shareholders' Equity           $    798,415   $   709,403
                                                     ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Year Ended
                                                     December 31,   December 31,
                                                         2009           2008
                                                     ------------   ------------

Sales                                                $  9,766,972   $ 5,693,502

Cost of Goods Sold                                      9,045,163     5,238,994
                                                     ------------   ------------

Gross Profit                                              721,809       454,508
                                                     ------------   ------------

Operating Expenses
   Selling, general and administrative expense            534,544       364,201
   Depreciation and amortization expense                    8,241        12,411
   Research and development                               123,328        44,576
                                                     ------------   ------------

              Total Operating Expenses                    666,113       421,188
                                                     ------------   ------------

Income before Other Income/(Expenses)                      55,696        33,320
                                                     ------------   ------------

Other Income/(Expenses)
   Interest and other income                                    -           266
   Penalty                                                   (512)         (403)
   Unrealized gain/(loss)                                  (4,710)         (769)
   Interest expense                                       (23,268)      (15,322)
                                                     ------------   ------------

              Total Other Income/(Expenses)               (28,490)      (16,228)
                                                     ------------   ------------

Income before Provision for Income Taxes                   27,206        17,092

Income tax benefit/(expense)                               (8,860)       (4,760)
                                                     ------------   ------------

Net Income                                           $     18,346   $    12,332
                                                     ============   ============

BASIC AND DILUTED INCOME PER SHARE                   $       0.00   $       0.00
                                                     ============   ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                 8,470,481      8,470,481
                                                     ============   ============


             The accompanying notes are an integral part of these
                       consolidated financial statements.

                    AMEXDRUG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Year Ended
                                                     December 31,   December 31,
                                                         2009           2008
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $     18,346   $    12,332
Adjustment to reconcile net income to net cash
  used in operating activities
Depreciation and amortization                               8,241        12,411
Allowance for doubtful accounts                            10,153        22,100
Unrealized (gain)/loss on investment                        4,710           769
Change in Assets and Liabilities
      (Increase) Decrease in:
      Accounts receivable                                (125,940)     (125,940)
      Inventory                                            53,728       (16,996)
      Prepaid expenses                                      7,900        (7,900)
      Other receivable                                     (9,986)            -
      Deferred tax asset                                    2,567        (9,345)
      Increase (Decrease) in:
      Accounts payable and accrued liabilities            (28,362)      (90,407)
      Corporate income tax payable                         (4,103)        9,270
                                                     ------------   ------------

NET CASH USED IN OPERATING ACTIVITIES                     (62,746)     (193,706)
                                                     ------------   ------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of investments                                (9,519)       (3,450)
    Purchase of fixed assets                              (10,377)       (1,854)
                                                     ------------   ------------

NET CASH USED IN INVESTING ACTIVITIES                     (19,896)       (5,304)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances to officer                                    4,303        (5,360)
     Payments on related party loans                       (1,179)      (13,140)
     Purchase of treasury stock                            (9,284)            -
     Proceeds from credit line                            113,594        36,351
     Proceeds from related parties                              -        60,000
                                                     ------------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 107,434        77,851
                                                     ------------   ------------

NET INCREASE IN CASH                                       24,792      (121,159)

CASH, BEGINNING OF PERIOD                                  96,390       217,549
                                                     ------------   ------------

CASH, END OF PERIOD                                  $    121,182   $    96,390
                                                     ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                     $      6,457   $     8,502
                                                     ============   ============
   Income taxes                                      $      1,600   $     8,221
                                                     ============   ============


            The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           (Accumulated
                                       Additional            Deficit)
                       Common stock      Paid-in  Treasury   Retained   Total
                     Shares     Amount   Capital   Stock     Earnings   Equity
                    ---------  -------  --------- -------- ------------ --------
Balance at
December 31, 2007   8,470,481  $ 8,471  $ 83,345  $      -  $ (49,608) $ 42,208

Net income for
the year ended
December 31, 2008           -        -         -         -     12,332    12,332
                    ---------  -------  --------- -------- ------------ --------

Balance,
December 31, 2008   8,470,481    8,471    83,345         -    (37,276)   54,540

Treasury stock              -        -         -    (9,284)         -    (9,284)

Net income for
the year ended
December 31, 2009           -        -         -         -     18,346    18,346
                    ---------  -------  --------- -------- ------------ --------

Balance,
December 31, 2009   8,470,481  $ 8,471  $ 83,345  $ (9,284) $ (18,930) $ 63,602
                    =========  =======  ========  ========  =========  =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008

1.    ORGANIZATION AND LINE OF BUSINESS

      Amexdrug's wholly owned subsidiaries include BioRx Pharmaceuticals, Allied Med, Inc. and Dermagen, Inc.

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

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Property and Equipment
      ----------------------
      Property and equipment are stated at cost, and are depreciated using the modified accelerated cost recovery system (macrs) method over its estimated useful lives:


            Machinery & Office equipment                            3-10 Years

            Leasehold improvements                                   2-5 Years

      Depreciation expense was $8,241 and $12,411 for the years ended December 31, 2009 and 2008, respectively

      Fair Value of Financial Instruments
      -----------------------------------
      Fair Value of Financial Instruments rules requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2009 and 2008, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

      Basic Income per Share Calculations
      -----------------------------------
      Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. As of December 31, 2009 and 2008, the Company did not have any potentially issuable common shares outstanding; accordingly, diluted income per share is not applicable to the Company and is not presented.

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

      Research and Development
      ------------------------
      Research and development costs are expensed as incurred. Total research and development costs were $123,328 and $44,576 for the years ended December 31, 2009 and 2008, respectively.

      Advertising Costs
      -----------------
      The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $16,284 and $1,350 for the years ended December 31, 2009 and 2008, respectively.

      Stock based Compensation
      ------------------------
      Share-based Payment applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under GAAP, we will be required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of this accounting pronouncement has not had a material impact on our results of operations.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008


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

      During the year ended December 31, 2009, purchases from two vendors accounted for 82% and 14% of total purchases, respectively. Accounts payable to these vendors accounted for 85% and 14% of the total accounts payable balance as of December 31, 2009, respectively. During the year ended December 31, 2008, purchases from those two vendors accounted 75% and 21% of total purchases, respectively. Accounts payable to these vendors accounted for 78% and 18% of the total accounts payable balance as of December 31, 2008. The loss of these vendors could have a potential negative effect upon the Company's future operations.

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

                                                         2009           2008
                                                     ------------  -------------

        Raw materials                                $     43,644  $     53,943
        Finished goods                                    114,166       157,595
                                                     ------------  -------------

        Total inventory                              $    157,810  $    211,538
                                                     ============  =============

      Intangible Assets
      -----------------
      The estimated fair value of Dermagen's customer base was recorded as an intangible asset at the date of acquisition and was amortized over the estimated useful life of the customer base, which was three years. As of December 31, 2009 and 2008, the customer base was fully amortized, accordingly, there was no amortization expense in either year.

      Trademarks are recorded at cost and are amortized over their estimated useful life, which is ten years. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted cash flows.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Goodwill represents the excess of the purchase price of Dermagen,Inc. over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs. The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit). The fair value of a reporting unit is determined based upon a weighting of the quoted market price of the Company's common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors. Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill. The amount of impairment of goodwill is measured by the excess of the goodwill's carrying value over its fair value. As of December 31, 2009 and 2008, the Company's goodwill was not deemed to be impaired.

      The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2009, based on the analysis of estimated undiscounted future net cash flows, the Company did not consider any of its long-lived assets to be impaired.

3.    INTANGIBLE ASSETS

      Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

                                       Useful Lives      2009           2008
                                       ------------  ------------  -------------

Trademarks                                           $      1,650  $      1,650
Less accumulated amortization              10 years          (464)         (299)
                                                     ------------  -------------
                                                     $      1,186  $      1,351
                                                     ============  =============

Customer base                                        $     18,259  $     18,259
Less accumulated amortization               3 years       (18,259)      (18,259)
                                                     ------------  -------------
                                                     $          -  $          -
                                                     ============  =============

      In aggregate, the Company recognized amortization expense of $165 and $4,726 for the years ended December 31, 2009 and 2008, respectively.

4.    RENTAL LEASES

      The Company leases certain of its operating facilities under non-cancellable operating leases that expire during 2010. Rent expense is recognized on a straight-line basis over the term of the leases. Rent expense relating to its' operating facility for the years ended December 31, 2009 and 2008 was $67,684 and $48,403, respectively.

      As of December 31, 2009 and 2008, the Company had refundable deposits relating to these operating leases of $11,058. Additionally, the Company leases its executive offices on a month-to-month basis for $1,168 per month.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008

5.    INCOME TAXES

      The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

      Accounting for Uncertainty in Income Taxes was adopted by the Company on January 1, 2007. The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended December 31, 2009 and 2008, the Company did not recognize interest and penalties.

6.    DEFERRED TAX BENEFIT

      Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The provision (benefit) for income taxes for the years ended December 31, 2009 and 2008 consist of the following:

                                                         2009          2008
                                                     ------------  -------------
        Federal:
          Current                                    $      5,085  $      5,630
          Deferred                                         (5,200)       (6,000)
        State:
          Current                                           2,950         3,640
          Deferred                                         (2,800)       (3,345)
                                                     ------------  -------------
                                                     $         35  $        (75)
                                                     ============  =============

      Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

                                                          2009          2008
                                                     ------------  -------------

        Deferred Tax Assets:
         Depreciation                                $      6,078  $      9,390
          Related Party Accruals                                -         1,500
         Allowance for Doubtful Accounts                    7,700         5,455

        Deferred Tax Liabilities:                               -             -
                                                     ------------  -------------
        Net Deferred Tax Asset                       $     13,778  $     16,345
                                                     ============  =============

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008


6.    DEFERRED TAX BENEFIT (Continued)

      The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 23.84% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

                                                          2009          2008
                                                     ------------  -------------

        Book income                                  $      6,486  $      4,295
        State income taxes                                   (703)         (900)
        Depreciation                                         (638)       (1,480)
        M & E                                                 720           450
        Penalties                                             122           100
        Related party accrual                              (1,451)        1,140
        Unrealized loss                                     1,130           200
        Allowance for doubtful accounts                     2,420         5,455

        Valuation Allowance                                     -             -
                                                     ------------  -------------

        Income tax expense                           $      8,086  $      9,260
                                                     ============  =============

7.    RELATED PARTY TRANSACTIONS

      The Company borrowed $109,202 from a shareholder to facilitate the purchase of Dermagen and to cover operating expenses. The balance of $108,023 is payable on demand and carries an annual interest rate of 8%, payable every 6 months. The interest paid as of December 31, 2009 and 2008 was $8,736 and $6820 respectively. This liability is unsecured.

8.    BUSINESS LINES

      The Company received a line of credit from Wells Fargo Bank for $70,000, which as of December 31, 2009 and 2008 has a balance owing of $54,279 and $51,287 respectively. The interest rate is prime plus 4% payable every month. The line of credit is secured by assets of the Company.

      The Company received a promissory note on June 23, 2008 from National Bank of California for $150,000, which as of December 31, 2009 and 2008 has a balance owing of $150,602 and $40,000 respectively. The interest rate is 2.5% over the index payable every month. The note matures in June 2010. The promissory note is secured by assets of the Company.

9.    BUSINESS SEGMENT INFORMATION

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

      The following tables describe information regarding the operations and assets of these reportable business segments:

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008


9.   BUSINESS SEGMENT INFORMATION (Continued)


                                                      Health and
                                                        Beauty
                                      Distributions   Products         Total
                                      -------------  ------------  -------------

For the year ended December 31, 2009
  Sales to external customers         $   9,356,884  $    410,088  $  9,766,972
  Depreciation and amortization               1,420         6,821         8,241
  Segment income (loss) before taxes        403,877      (425,815)      (21,938)
  Segment assets                            523,364       212,634       735,998

For the year ended December 31, 2008
  Sales to external customers         $   5,456,852  $    236,650  $  5,693,502
  Depreciation and amortization               5,590         6,821        12,411
  Segment income (loss) before taxes        126,395      (109,303)       17,092
  Segment assets                            357,321       352,122       709,443

10.   SUBSEQUENT EVENTS

      The Company has evaluated events subsequent to December 31, 2009 and has concluded that there are none to report.

--------------------------------------------------------------------------------

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

Not Applicable.

--------------------------------------------------------------------------------

                        ITEM 9A. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Under the supervision and with the participation of management, Jack Amin, acting as our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of December 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based upon this evaluation our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2009.

During the quarter ended December 31, 2009, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

--------------------------------------------------------------------------------

        ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

--------------------------------------------------------------------------------

Identification of directors and executive officers

The following table as of March 25, 2010, includes the name, age, and position of each executive officer and director of Amexdrug and the term of office of each director.

Name                 Age     Position             Director and/or Officer Since
----                 ---     --------             -----------------------------

Jack Amin            51    President, Secretary,             April 2000
                           Treasurer and Director

Rodney S. Barron,    57    Director                          December 2001
M.D.

Behrooz Meimand      61    Director                          December 2001

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

Family relationships

There are no family relationships between any directors or executive officers of Amexdrug and/or the officers, directors or managers of its subsidiary companies, BioRx Pharmaceuticals, Inc., Allied Med, Inc., Dermagen, Inc. and Royal Health Care, Inc., either by blood or by marriage.

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

Section 16(a) beneficial ownership reporting compliance

Based solely upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(d) during its most recent fiscal year, the Company knows of no person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person") that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a) during the most recent fiscal year, except for the following:

1. Jack Amin filed a Form 4 report on November 19, 2009 to report the following transactions: (a) a purchase of 500 shares which occurred on June 18, 2009; (b) a purchase of 500 shares which occurred on June 19, 2009; (c) a purchase of 1,500 shares which occurred on June 23, 2009; (d) a purchase of 500 shares which occurred on June 26, 2009; (e) a purchase of 100 shares which occurred on July 6, 2009; (f) a purchase of 1,000 shares which occurred on August 7, 2009; (g) a purchase of 2 shares which occurred on September 8, 2009; and (h) a purchase of 100 shares which occurred on September 16,2009. A Form 4 report should have been filed by Mr. Amin within two business days of each of the eight transactions described above.

Code of Ethics

We have recently adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics is incorporated by reference to this Annual Report.

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

--------------------------------------------------------------------------------

                        ITEM 11. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

Cash compensation

The following table shows compensation earned during fiscal 2009 and 2008 by the Chief Executive Officer and by any other executive officers whose compensation during one of the two fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

                           SUMMARY COMPENSATION TABLE

Name and
Principal     Fiscal     Salary     Bonus     Stock    All Other
Position       Year       ($)        ($)      Awards  Compensation     Total
--------------------------------------------------------------------------------

Jack Amin    12/31/09   $ 102,250      0         0          0         $ 102,250
President/   12/31/08   $  29,600      0         0          0         $  29,600
Director

Columns have been omitted from the Summary Compensation Table above for option awards, non-equity incentive plan compensation and changes in pension value and nonqualified deferred compensation earnings since there were none.

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Amexdrug's management during the fiscal years ended December 31, 2009 and 2008. Except as described above, no other officers or directors were paid any salaries or compensation during the years ended December 31, 2009 or 2008. Further, no member of Amexdrug's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this
Item 11.

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

Amexdrug intends to enter into an employment agreement with Jack Amin in the near future that may provide for a salary of $150,000 per year retroactive to January 1, 2010, and possible bonuses as the board of directors may determine are appropriate. In the event Amexdrug is unable to pay the full $150,000 per year annual salary to Mr. Amin, he has indicated that he may accept a portion of the salary in the form of Amexdrug common stock.

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

Compensation Committee Report

The Company has no compensation Committee, and the function of the compensation committee is handled by the Board of Directors. Jack Amin also serves as an officer of the Company. The Board of Directors approved the compensation paid to Jack Amin in 2009.

--------------------------------------------------------------------------------

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to Amexdrug to be the beneficial owners of more than five percent of Amexdrug's common stock as of March 25, 2010. Each of these persons has sole investment and sole voting power over the shares indicated.

                                Number                  Percent
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

Jack Amin                     7,759,202(1)              91.7%
8909 West Olympic Blvd.
Suite 208
Beverly Hills, CA 90211

      (1) Mr. Amin disclaims beneficial ownership of 421,083 shares of common stock acquired by his wife, Nora Amin, during 2005 that are not included in the foregoing amount.

Security ownership of management

The following table sets forth the share holdings of Amexdrug's directors and executive officers as of March 25, 2010. Each of these persons has sole investment and sole voting power over the shares indicated.

                                   Number                Percent
Name and Address        of Shares Beneficially Owned     of Class
----------------        ----------------------------     --------

Jack Amin                        7,759,202(1)              91.7%
Rodney Barron, M.D.                  0                      0.0%
Behrooz Meimand                      0                      0.0%

All directors and executive
officers as a group (3)          7,759,202                 91.7%

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

--------------------------------------------------------------------------------

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
                           AND DIRECTOR INDEPENDENCE

--------------------------------------------------------------------------------

Transactions with management and others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, during the last two fiscal years ended December 31, 2009, or since December 31, 2009, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a direct or indirect material interest, other than the following:

1. Amexdrug anticipates that it may enter into an employment agreement with Jack Amin in the near future. It is expected that the employment agreement will be retroactive to January 1, 2010, and that it will provide for an annual salary of $150,000 and possible bonuses as the board of directors may determine are appropriate. The employment agreement may give Mr. Amin the option to take a portion of the salary in shares of the Company's common stock.

2. Amexdrug borrowed $109,202 from the wife of our CEO to facilitate the purchase of Dermagen and to cover operating expenses. The balance of $108,023 as of December 31, 2009 is payable on demand and carries an annual interest rate of 8%, payable every six months. The interest paid as of December 31, 2009 and 2008 was $8,736 and $6,820, respectively.

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

Audit Fees

For the fiscal years ended December 31, 2009 and 2008, our principal accountant billed $19,400 and $21,855, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings.

Audit-Related Fees

There were no other fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for the fiscal years ended December 31, 2009 and 2008.

Tax Fees

For the fiscal years ended December 31, 2009 and 2008, our principal accountant billed us $2,373 and $4,616, respectively, for services for tax compliance, tax advice, and tax planning work.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years ended December 31, 2009 and 2008.

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

--------------------------------------------------------------------------------

              ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

--------------------------------------------------------------------------------

1.       Financial Statements:

Index to Financial Statements

Amexdrug Corporation
Report of Independent Registered Public Accounting Firm                      26
Balance Sheets at December 31, 2009 and December 31, 2008                    27
Statements of Income for the years ended December 31, 2009 and 2008          28
Statements of Changes in Stockholders Equity for the years ended
  December 31, 2009, and 2008                                                29
Statements of Cash Flows for the years ended December 31, 2009 and
  2008                                                                       30
Notes to Financial Statements                                                31

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

3.       Exhibits

The following exhibits are filed as part of this report.

Exhibit                                                                Exhibit
Number            Description                                         Location
-------           -----------                                         --------

2.1              Agreement and Plan of Merger                            *
                 (to change domicile from California)

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

10.4             Promissory Note with National Bank of California        *****
                 dated June 23, 2008

10.5             Change in Terms Agreement with National Bank of         *****
                 California dated June 9, 2009

10.6             First Amendment to Lease Agreement between Fullerton    ******
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated September 11, 2006 (Unit K)

10.7             First Amendment to Lease Agreement between Fullerton    ******
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated September 11, 2006 (Units I & J)

10.8             Second Amendment to Lease Agreement between Fullerton   ******
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated October 25, 2007 (Unit K)

10.9             Second Amendment to Lease Agreement between Fullerton   ******
                 Business Center, Lessor, and Allied Med, Inc., Lessee, dated October 25, 2007 (Units I & J)

10.10            Third Amendment to Lease Agreement between Fullerton    ******
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated November 5, 2008 (Unit K)

10.11            Change in Terms Agreement with National Bank of         ******
                 California dated March 3, 2009

10.12            Subordination Agreement between Nora Y. Amin,           ******
                 National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009

10.13            Business Loan Agreement between National Bank of        ******
                 California, Amexdrug and its subsidiaries dated
                 June 23, 2008

10.14            Commercial Security Agreement between National          ******
                 Bank of California, Amexdrug and its subsidiaries dated June 23, 2008

10.15            Commercial Guarantee between National Bank of           ******
                 California, Jack N. Amin, Amexdrug and its
                 Subsidiaries

10.16            Commercial Guarantee between National Bank of           ******
                 California, Nora Y. Amin, Amexdrug and its subsidiaries

10.17            Lease Agreement between Fullerton Business              *******
                 Center, LLC, Lessor, and Allied Med, Inc.,
                 Lessee, dated July 8, 2009 (Unit H)

10.18            Guaranty of Lease by Jack Amin (Unit H)                 *******

10.19            Lease Agreement between Fullerton Business          This Filing
                 Center, LLC, Lessor, and Allied Med, Inc.,
                 Lessee, dated November 9, 2009 (Unit I at
                 2488 E. Fender Avenue)

10.20            Third Amendment to Lease Agreement between          This Filing
                 Fullerton Business Center, Lessor, and
                 Allied Med, Inc., Lessee, dated November 5,
                 2008 (Unit I & J)

14.1             Code of Ethics                                          ****

21.1             List of Subsidiaries of Amexdrug Corporation            ******

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

******* Exhibits 10.17 and 10.18 are incorporated by reference from Amexdrug's Form 10-Q for the period ended September 30, 2009 filed November 12, 2009

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMEXDRUG CORPORATION



Date: March 30, 2010             By /s/ Jack Amin
                                 -----------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.


Date: March 30, 2010             By /s/ Jack Amin
                                 -------------------------------------
                                    Jack Amin, Director, President and
                                    Chief Executive Officer, Chief
                                    Financial Officer and Chief
                                    Accounting Officer



Date: March 30, 2010             By___________________________
                                 -------------------------------------
                                    Rodney Barron, M.D., Director



Date: March 30, 2010             By /s/ Behrooz Meimand
                                 -------------------------------------
                                    Behrooz Meimand, Director

                                 EXHIBIT INDEX

Exhibit                                                                Exhibit
Number            Description                                         Location
-------           -----------                                         --------

2.1              Agreement and Plan of Merger                            *
                 (to change domicile from California)

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

10.4             Promissory Note with National Bank of California        *****
                 dated June 23, 2008

10.5             Change in Terms Agreement with National Bank of         *****
                 California dated June 9, 2009

10.6             First Amendment to Lease Agreement between Fullerton    ******
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated September 11, 2006 (Unit K)

10.7             First Amendment to Lease Agreement between Fullerton    ******
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated September 11, 2006 (Units I & J)

10.8             Second Amendment to Lease Agreement between Fullerton   ******
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated October 25, 2007 (Unit K)

10.9             Second Amendment to Lease Agreement between Fullerton   ******
                 Business Center, Lessor, and Allied Med, Inc., Lessee, dated October 25, 2007 (Units I & J)

10.10            Third Amendment to Lease Agreement between Fullerton    ******
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated November 5, 2008 (Unit K)

10.11            Change in Terms Agreement with National Bank of         ******
                 California dated March 3, 2009

10.12            Subordination Agreement between Nora Y. Amin,           ******
                 National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009

10.13            Business Loan Agreement between National Bank of        ******
                 California, Amexdrug and its subsidiaries dated
                 June 23, 2008

10.14            Commercial Security Agreement between National          ******
                 Bank of California, Amexdrug and its subsidiaries dated June 23, 2008

10.15            Commercial Guarantee between National Bank of           ******
                 California, Jack N. Amin, Amexdrug and its
                 Subsidiaries

10.16            Commercial Guarantee between National Bank of           ******
                 California, Nora Y. Amin, Amexdrug and its subsidiaries

10.17            Lease Agreement between Fullerton Business              *******
                 Center, LLC, Lessor, and Allied Med, Inc.,
                 Lessee, dated July 8, 2009 (Unit H)

10.18            Guaranty of Lease by Jack Amin (Unit H)                 *******

10.19            Lease Agreement between Fullerton Business          This Filing
                 Center, LLC, Lessor, and Allied Med, Inc.,
                 Lessee, dated November 9, 2009 (Unit I at
                 2488 E. Fender Avenue)

10.20            Third Amendment to Lease Agreement between          This Filing
                 Fullerton Business Center, Lessor, and
                 Allied Med, Inc., Lessee, dated November 5,
                 2008 (Unit I & J)

14.1             Code of Ethics                                          ****

21.1             List of Subsidiaries of Amexdrug Corporation            ******

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

******* Exhibits 10.17 and 10.18 are incorporated by reference from Amexdrug's Form 10-Q for the period ended September 30, 2009 filed November 12, 2009

--------------------------------------------------------------------------------