Form 10-Q
period 2010-03-31
AMEXDRUG CORP
filed 2010-05-12
CIK 45621

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________  to____________

                         Commission file number 0-7473

                              Amexdrug Corporation
                              ---------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                       95-2251025
    -------------------------------                     ------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     identification No.)

                     8909 West Olympic Boulevard, Suite 208
                        Beverly Hills, California 90211
              (Address of principal executive offices) (Zip code)

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

Large accelerated filer [  ]                              Accelerated filer [  ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)
                                                 Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2010, there were 8,458,381 shares of the issuer's common stock issued and outstanding, and an additional 12,100 shares held as treasury shares.

                              AMEXDRUG CORPORATION
                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                         ------

Item 1.   Financial Statements (Unaudited)...................................3

          Consolidated Balance Sheets -- As of March 31, 2010
          (Unaudited) and December 31, 2009 (Audited)........................5

          Consolidated Statements of Operations for the Three Months
           Ended March 31, 2010 and 2009 (Unaudited).........................6

          Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2010 and 2009 (Unaudited).........................7

          Notes to Consolidated Financial Statements (Unaudited).............8

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........13

Item 4.   Controls and Procedures...........................................13


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................13

Item 1A.  Risk Factors......................................................14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......14

Item 3.   Defaults Upon Senior Securities...................................14

Item 4.   Submission of Matters to a Vote of Security Holders...............14

Item 5.   Other Information.................................................14

Item 6.   Exhibits..........................................................14

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

      The consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of March 31, 2010 (unaudited) and December 31, 2009 (audited), the related unaudited consolidated statements of operations for the three month periods ended March 31, 2010 and March 31, 2009, the related unaudited consolidated statements of cash flows for the three month periods ended March 31, 2010 and March 31, 2009 and the notes to the unaudited consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug's annual report on Form 10-K for the year ended December 31, 2009.

      The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of Amexdrug Corporation consolidated with BioRx Pharmaceuticals, Inc., Allied Med, Inc. and Dermagen, Inc., its wholly owned subsidiaries, and all such adjustments are of a normal recurring nature. The names "Amexdrug", "we", "our" and "us" used in this report refer to Amexdrug Corporation.

      Operating results for the quarter ended March 31, 2010, are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES


                         INDEX TO FINANCIAL STATEMENTS



                                                                         Page
                                                                         ----

  Consolidated Balance Sheets - March 31, 2010 (Unaudited)
    and December 31, 2009 (Audited)........................................5

  Consolidated Statements of Operations (Unaudited) for
     the Three Months Ended March 31, 2010 and 2009........................6

  Consolidated Statements of Cash Flows (Unaudited) for
     the Three Months Ended March 31, 2010 and 2009........................7

  Notes to Consolidated Financial Statements...............................8

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                    March 31,      December 31,
                                                      2010             2009
                                                  -------------   --------------
                                                   (Unaudited)
                Assets

Current Assets
   Cash and cash equivalents                      $     126,635   $     121,182
   Investment                                             8,914           7,490
   Accounts receivable, net of allowance
     of $32,253, respectively                           511,131         430,184
   Inventory                                            203,949         157,810
   Deferred tax asset                                    27,433          13,778
   Other receivable                                      18,274          18,274
   Advances officer                                       1,090           1,057
   Prepaid insurance                                          -               -
                                                  -------------   --------------

             Total Current Assets                       897,426         749,775
                                                  -------------   --------------
Property and Equipment, at cost
   Office and computer equipment                        194,083         192,257
   Leasehold improvements                                15,700          15,700
                                                  -------------   --------------
                                                        209,783         208,957
   Less accumulated depreciation                       (192,985)       (191,426)
                                                  -------------   --------------

             Net Property and Equipment                  16,798          17,531
                                                  -------------   --------------
Other Assets
   Other deposits                                        14,462          12,158
   Intangibles
      Customer base, net of accumulated
        amortization of $18,259                               -               -
      Trademark, net of accumulated amortization
        of $505 and $464, respectively                    1,145           1,186
      Goodwill                                           17,765          17,765
                                                  -------------   --------------
             Total Other Assets                          33,372          31,109
                                                  -------------   --------------

             Total Assets                         $     947,596   $     798,415
                                                  =============   ==============

      Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                               $     424,184   $     406,585
   Accrued liabilities                                    6,331          10,157
   Corporate tax payable                                 40,050           5,167
   Notes payable related parties                        108,023         108,023
   Business lines                                       229,602         204,881
                                                  -------------   --------------

             Total Current Liabilities                  808,190         734,813
                                                  -------------   --------------

Shareholders' Equity
   Common stock, $0.0001 par value;
   50,000,000 authorized common shares
   8,470,481 shares issued and outstanding                8,471           8,471
   Additional paid in capital                            83,345          83,345
   Treasury stock                                        (9,689)         (9,284)
   Retained earnings/(accumulated deficit)               57,279         (18,930)
                                                  -------------   --------------
             Total Shareholders' Equity                 139,406          63,602
                                                  -------------   --------------

Total Liabilities and Shareholders' Equity        $     947,596   $     798,415
                                                  =============   ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                        Three Months Ended
                                                    March 31,        March 31,
                                                      2010             2009
                                                  -------------   --------------

Sales                                             $   2,749,686   $   1,942,535

Cost of Goods Sold                                    2,515,851       1,743,958
                                                  -------------   --------------

Gross Profit                                            233,835         198,577
                                                  -------------   --------------

Operating Expenses
   Selling, general and administrative expense          127,249          92,110
   Research and development                                   -          61,648
                                                  -------------   --------------

             Total Operating Expenses                   127,249         153,758
                                                  -------------   --------------

Income  before depreciation expense                     106,586          44,819

   Depreciation and amortization expense                  1,600           2,057
                                                  -------------   --------------

Income before Other Income/(Expenses)                   104,986          42,762
                                                  -------------   --------------

Other Income/(Expenses)
   Interest and other income                                  -               -
   Penalty                                                    -            (268)
   Unrealized gain/(loss)                                   330            (100)
   Interest expense                                      (6,279)         (5,306)
                                                  -------------   --------------

             Total Other Income/(Expenses)              (5,949)          (5,674)
                                                  -------------   --------------

Income before Provision for Income Taxes                 99,037          37,088

Income tax expense                                      (22,828)         (6,565)
                                                  -------------   --------------

Net Income                                        $      76,209   $      30,523
                                                  =============   ==============

BASIC AND DILUTED INCOME PER SHARE                $        0.01   $        0.00
                                                  =============   ==============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                               8,470,481       8,470,481
                                                  =============   ==============


                The accompanying notes are an integral part of
                    these consolidated financial statements

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                        Three Months Ended
                                                    March 31,        March 31,
                                                      2010             2009
                                                  -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $      76,209   $      30,523
  Adjustment to reconcile net income to net cash
    used in operating activities
  Depreciation and amortization                           1,600           2,057
  Allowance for doubtful accounts                             -               -
  Unrealized (gain)/loss on investment                     (330)            100
  Change in Assets and Liabilities
   (Increase) Decrease in:
     Accounts receivable                                (80,947)       (212,303)
     Inventory                                          (46,139)         17,979
     Prepaid expenses                                         -         (11,717)
     Other receivable                                         -          (2,263)
     Deferred tax asset                                 (13,655)          4,905
     Other asset                                         (2,304)              -
   Increase (Decrease) in:
     Accounts payable and accrued liabilities            13,773          24,488
     Corporate income tax payable                        34,883              60
                                                  -------------   --------------

NET CASH USED IN OPERATING ACTIVITIES                   (16,910)       (146,171)
                                                  -------------   --------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of investments                                (1,094)              -
  Purchase of fixed assets                                 (826)         (8,079)
                                                  -------------   --------------

NET CASH USED IN INVESTING ACTIVITIES                    (1,920)         (8,079)
                                                  -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances to officer                                       (33)         (3,289)
  Payments on related party loans                             -               -
  Purchase of treasury stock                               (405)              -
  Proceeds from credit line                              24,721          84,967
  Proceeds from related parties                               -               -
                                                  -------------   --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                24,283          81,678
                                                  -------------   --------------

NET INCREASE IN CASH                                      5,453         (72,572)


CASH, BEGINNING OF PERIOD                               121,182          96,390
                                                  -------------   --------------

CASH, END OF PERIOD                               $     126,635   $      23,818
                                                  =============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Interest paid                                   $       4,118   $       3,122
                                                  =============   ==============
  Income taxes                                    $         800   $       1,600
                                                  =============   ==============




                The accompanying notes are an integral part of
                    these consolidated financial statements

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                                 MARCH 31, 2010


1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

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

      Income per Share Calculations
      -----------------------------

      Income per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted income per share is the same as the basic income per share for the period ended March 31, 2010, because there are no outstanding dilutive instruments.

3.    CAPITAL STOCK

      During the three months ended March 31, 2010, the Company issued no shares of common stock.

4.    INCOME TAXES

      The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

      The Company accounts for uncertainty in tax positions by recognition in the financial statements.

      The   Company's  policy  is  to  recognize  interest  accrued  related  to unrecognized tax benefits in interest expense and penalties in operating expenses.

5.    SUBSEQUENT EVENT

      Management has evaluated subsequent events as required by FASB ASC Topic 855, and has determined there are no subsequent events to be reported.

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

      References in this report to "we," "our," "us," the "company" and "Amexdrug" refer to Amexdrug Corporation and also to our subsidiaries, BioRx Pharmaceuticals, Inc., Allied Med, Inc., Dermagen, Inc. and Royal Health Care.

      Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,458,381 are issued and outstanding as of March 31, 2010, with an additional 12,100 shares held as treasury shares.

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

Business Segments
-----------------

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

Results of Operations
---------------------

Revenues
--------

      For the three months ended March 31, 2010, Amexdrug reported sales of $2,749,686, comprised of $2,526,591 of sales from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and (OTC) health and beauty products, and $223,095 of sales of health and beauty products manufactured by the Company. This is $807,151 more than the $1,942,535 of sales reported for the three months ended March 31, 2009 which was comprised primarily of $1,886,942 sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products, and over the counter (OTC) health and beauty products, and $55,593 of sales of health and beauty products manufactured by the Company. During the three month period ended March 31, 2010, Amexdrug experienced an increase in total sales due, in part, to increased marketing efforts by the Company, as well as having an increased number of products to sell.

Cost of Goods Sold
------------------

      Cost of goods sold for the three months ended March 31, 2010 was $2,515,851, an increase of $771,893 from the $1,743,958 cost of goods sold for the three months ended March 31, 2009.

Gross Profit
------------

      During the three months ended March 31, 2010, gross profit increased by $35,258 to $233,835, or 8.5% of sales, from the $198,577, or 10.2% of sales, recorded for the three months ended March 31, 2009. The change in gross profit margin is attributable to increased sales of lower gross margin products sold in 2010.

Expenses
--------

      Total operating expenses for the three months ended March 31, 2010 were $127,249, a decrease of $26,509 from the total operating expenses of $153,758 recorded for the three months ended March 31, 2009. Selling, general and administrative expense was $127,249 for the three months ended March 31, 2010, an increase of $35,139 from the $92,110 of selling, general and administrative expense recorded for the three months ended March 31, 2009. The increase in selling, general and administrative expense is primarily attributed to increased commissions payable on the increased sales and also to an increase in officer compensation. Research and development expense was $0 for the three months ended March 31, 2010, a decrease of $61,648 from the $61,648 of research and development expense recorded for the three months ended March 31, 2009. The Company anticipates that it may spend additional funds on research and development expenses during the remainder of 2010, but such expenses, on a quarterly basis, will be less than the amount spent in the first quarter of 2009.

Net Income
----------

      During the three months ended March 31, 2010, Amexdrug experienced net income of $76,209, an increase of $45,686 from the $30,523 of net income recorded for the three months ended March 31, 2009. Amexdrug's increase in net profits during the three month period ended March 31, 2010, is attributable largely to the increase of sales and resulting increase in gross profits earned in the later period.

Liquidity and Capital Resources - March 31, 2010
------------------------------------------------

      As of March 31, 2010, Amexdrug reported total current assets of $897,426, comprised primarily of cash and cash equivalents of $126,635, net accounts receivable of $511,131, inventory of $203,949, a deferred tax asset of $27,433, other receivable of $18,274, investment of $8,914 and advances to an officer of $1,090. Total assets as of March 31, 2010 were $947,596, which included total current assets, plus net property and equipment of $16,798, other deposits of $14,462, trademark of $1,145, and goodwill of $17,765.

      Amexdrug's liabilities as of March 31, 2010, consisted primarily of accounts payable of $424,184, note payable to related party of $108,103, business line of credit of $229,602, accrued liabilities of $6,331 and corporate tax payable of $40,050.

      During the three months ended March 31, 2010, Amexdrug used $16,910 cash in operating activities compared to $146,171 cash used in operating activities in the three months ended March 31, 2009. The primary adjustments to reconcile net income to net cash used in operating activities during the first quarter of 2010 were as follows: an increase in accounts receivable of $80,947, an increase in inventory of $46,139, an increase in accounts payable and accrued liabilities of $13,773, an increase in deferred tax asset of $13,655 and an increase in corporate income tax payable of $34,883. Amexdrug had $126,635 in cash and cash equivalents at March 31, 2010. Operations have primarily been funded through an increase in the credit line balance. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Stock Repurchases
-----------------

      Between approximately June 2007 and March 17 2010, Amexdrug repurchased a total of 12,100 shares of its common stock at prices ranging from a low of $0.20 per share to a high of $2.39 per share. These shares are held by Amexdrug as treasury shares. Amexdrug anticipates that it may make additional small purchases of its shares throughout the remainder of 2010.

Inflation
---------

      In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures
--------------------

      The Company expended $826 and $8,079 on capital expenditures during the three month periods ended March 31, 2010 and 2009, respectively. The Company has no current plans for any significant capital expenditures.

Critical Accounting Policies
----------------------------

      In the notes to the audited consolidated financial statements for the year ended December 31, 2009, included in the Company's Annual Report on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Item 4. Controls and Procedures.

      Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of March 31, 2010. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosures.

      During the last fiscal quarter ended March 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

      During the three month period ended March 31, 2010, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company's unregistered stock made in the past three years, please refer to the Company's Annual Reports on Form 10-KSB or Form 10-K, and the Company's Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2006.

Item 3.   Defaults Upon Senior Securities.

      None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

      None; not applicable.

Item 5.   Other Information.

      None; not applicable.

Item 6.   Exhibits.

          (a) Exhibits.

The following exhibits are filed as part of this report.

Exhibit                                                                 Exhibit
Number            Description                                          Location
-------           -----------                                          --------

2.1              Agreement and Plan of Merger                               (1)
                 (to change domicile from California)

2.2              Agreement and Plan of Reorganization                       (2)

3.1              Articles of Incorporation                                  (3)

3.2              By-Laws                                                    (3)

10.1             Lease Agreement between Fullerton Business                 (6)
                 Center, Lessor, and Allied Med, Inc., Lessee, dated September 23, 2005 (Unit K)

10.2             Lease Agreement between Fullerton Business                 (6)
                 Center, Lessor, and Allied Med, Inc., Lessee, dated September 23, 2005 (Units I & J)

10.3             Third Amendment to Lease Agreement between                 (5)
                 Fullerton Business Center, Lessor, and Allied Med,
                 Inc., Lessee, dated November 5, 2008 (Units I and J)

10.4             Promissory Note with National Bank of California           (5)
                 dated June 23, 2008

10.5             Change in Terms Agreement with National Bank of            (5)
                 California dated June 9, 2009

10.6             First Amendment to Lease Agreement between Fullerton       (6)
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated September 11, 2006 (Unit K)

10.7             First Amendment to Lease Agreement between Fullerton       (6)
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated September 11, 2006 (Units I & J)

10.8             Second Amendment to Lease Agreement between Fullerton      (6)
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated October 25, 2007 (Unit K)

10.9             Second Amendment to Lease Agreement between Fullerton      (6)
                 Business Center, Lessor, and Allied Med, Inc., Lessee, dated October 25, 2007 (Units I & J)

10.10            Third Amendment to Lease Agreement between Fullerton       (6)
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated November 5, 2008 (Unit K)

10.11            Change in Terms Agreement with National Bank of            (6)
                 California dated March 3, 2009

10.12            Subordination Agreement between Nora Y. Amin,              (6)
                 National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009

10.13            Business Loan Agreement between National Bank of           (6)
                 California, Amexdrug and its subsidiaries dated
                 June 23, 2008

10.14            Commercial Security Agreement between National             (6)
                 Bank of California, Amexdrug and its subsidiaries dated June 23, 2008

10.15            Commercial Guarantee between National Bank of              (6)
                 California, Jack N. Amin, Amexdrug and its
                 Subsidiaries

10.16            Commercial Guarantee between National Bank of              (6)
                 California, Nora Y. Amin, Amexdrug and its subsidiaries

10.17            Lease Agreement between Fullerton Business                 (7)
                 Center, LLC, Lessor, and Allied Med, Inc.,
                 Lessee, dated July 8, 2009 (Unit H)

10.18            Guaranty of Lease by Jack Amin (Unit H)                    (7)

10.19            Lease Agreement between Fullerton Business                 (8)
                 Center, LLC, Lessor, and Allied Med, Inc.,
                 Lessee, dated November 9, 2009 (Unit I at
                 2488 E. Fender Avenue)

10.20            Third Amendment to Lease Agreement between                 (8)
                 Fullerton Business Center, Lessor, and
                 Allied Med, Inc., Lessee, dated November 5,
                 2008 (Unit I & J)

10.21            Lease Agreement between Fullerton Business         This Filing
                 Center, Lessor, and Allied Med, Inc., Lessee, dated March 16, 2010 (Unit E)

14.1             Code of Ethics                                             (4)

21.1             List of Subsidiaries of Amexdrug Corporation               (6)

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

  (1) Exhibit 2.1 is incorporated by reference from Amexdrug's Form 8-K Current Report filed December 21, 2001 as Exhibit No. 10.01.

  (2) Exhibit 2.2 is incorporated by reference from Amexdrug's Form 8-K Current Report filed January
                 15, 2002 as Exhibit No. 10.01.

  (3) Exhibit 3.1 and 3.2 are incorporated by reference from Amexdrug's Form 10-KSB for the years ended December 31, 2001 filed on April 1, 2002.

  (4) Exhibit 14.1 is incorporated by reference from Amexdrug's Form 10-K for the year ended
                 December 31, 2008 filed April 13, 2009

  (5) Exhibits 10.3, 10.4 and 10.5 are incorporated by reference From Amexdrug's Form 10-Q for the period ended June 30, 2009 filed August 14, 2009

  (6)            Exhibits 10.1, 10.2, 10.6 through 10.16, and
                 21.1 are incorporated by reference from Amexdrug's Form 10-Q/A for the period ended June 30, 2009 filed September 18, 2009

  (7) Exhibits 10.17 and 10.18 are incorporated by reference from Amexdrug's Form 10-Q for the period ended September 30, 2009 filed November 12, 2009

  (8) Exhibits 10.19 and 10.20 are incorporated by reference from Amexdrug's Form 10-K for the year ended December 31, 2009 filed March 31, 2010

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMEXDRUG CORPORATION


Date: May 11, 2010                      By: /s/ Jack Amin
                                            -------------
                                            Jack Amin
                                            Director, President, Chief
                                            Executive Officer, Chief
                                            Financial Officer and
                                            Chief Accounting Officer

--------------------------------------------------------------------------------