Form 10-Q
period 2010-06-30
AMEXDRUG CORP
filed 2010-08-04
CIK 45621

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2010

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

Large accelerated filer [  ]                             Accelerated filer [  ]

Non-accelerated filer   [  ]                    Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 4, 2010, there were 8,457,881 shares of the issuer's common stock issued and outstanding, and an additional 12,600 shares held as treasury shares.

                              AMEXDRUG CORPORATION
                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


                                                                           Page
                                                                           ----

Item 1.  Financial Statements (Unaudited)....................................3

         Consolidated Balance Sheets -- As of June 30, 2010 (Unaudited)
           and December 31, 2009 (Audited)...................................5

         Consolidated Statements of Operations for the Three and
           Six Months Ended June 30, 2010 and 2009 (Unaudited)...............6

         Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2010 and 2009 (Unaudited)..........................7

         Consolidated Statement of Stockholders Equity for the Six Months
            Ended June 30, 2010 (Unaudited)..................................8

         Notes to Consolidated Financial Statements (Unaudited)..............9

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........15

Item 4.  Controls and Procedures............................................15


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................16

Item 1A. Risk Factors.......................................................16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........16

Item 3.  Defaults Upon Senior Securities....................................16

Item 4.  (Removed and Reserved).............................................16

Item 5.  Other Information..................................................16

Item 6.  Exhibits...........................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of June 30, 2010 (unaudited) and December 31, 2009 (audited), the related unaudited consolidated statements of operations for the three and six month periods ended June 30, 2010 and June 30, 2009, the related unaudited consolidated statements of cash flows for the six month periods ended June 30, 2010 and June 30, 2009, the related unaudited consolidated statement of stockholders equity for the six month period ended June 30, 2010 and the notes to the unaudited consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug's annual report on Form 10-K for the year ended December 31, 2009.

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

      Operating results for the quarter ended June 30, 2010, are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

                     Amexdrug Corporation and Subsidiaries

                         index to financial statements


                                                                           Page
                                                                           ----

Consolidated Balance Sheets - June 30, 2010 (Unaudited)
   and December 31, 2009 (Audited)...........................................5

Consolidated Statements of Operations (Unaudited) for
   the Three and Six Months Ended June 30, 2010 and 2009.....................6

Consolidated Statements of Cash Flows (Unaudited) for
   the Six Months Ended June 30, 2010 and 2009...............................7

Consolidated Statement of Stockholders Equity for
   the Six Months Ended June 30, 2010 (Unaudited)............................8

Notes to Consolidated Financial Statements...................................9

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                    June 30,        December 31,
                                                      2010             2009
                                                  -------------   --------------
                                                   (Unaudited)
                    Assets

Current Assets
   Cash and cash equivalents                      $     135,021   $     121,182
   Investment                                            10,870           7,490
   Accounts receivable, net of allowance
     of $32,253, respectively                           648,813         430,184
   Inventory                                            261,146         157,810
   Deferred tax asset                                    28,111          13,778
   Other receivable                                       7,646          18,274
   Advances officer                                       2,836           1,057
                                                  -------------   --------------

                   Total Current Assets               1,094,443         749,775
                                                  -------------   --------------

Property and Equipment, at cost
   Office and computer equipment                        195,710         192,257
   Leasehold improvements                                15,700          15,700
                                                  -------------   --------------
                                                        211,410         208,957
   Less accumulated depreciation                       (196,560)       (191,426)
                                                  -------------   --------------

                   Net Property and Equipment            14,850          17,531
                                                  -------------   --------------

Other Assets
   Other deposits                                        14,462          12,158
   Intangibles
      Customer base, net of accumulated
        amortization of $18,259                               -               -
      Trademark, net of accumulated amortization
        of $505 and $464, respectively                    1,104           1,186
      Goodwill                                           17,765          17,765
                                                  -------------   --------------

                   Total Other Assets                    33,331          31,109
                                                  -------------   --------------

                         Total Assets             $   1,142,624   $     798,415
                                                  =============   ==============

        Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                               $     479,451   $     406,585
   Accrued liabilities                                    8,318          10,157
   Corporate tax payable                                 83,417           5,167
   Notes payable related parties                        108,023         108,023
   Business lines                                       252,705         204,881
                                                  -------------   --------------

                   Total Current Liabilities            931,914         734,813
                                                  -------------   --------------

Shareholders' Equity
   Common stock, $0.0001 par value;
   50,000,000 authorized common shares
   8,470,481 shares issued and outstanding                8,471           8,471
   Additional paid in capital                            83,345          83,345
   Treasury stock                                       (10,719)         (9,284)
   Retained earnings/(accumulated deficit)              129,613         (18,930)
                                                  -------------   --------------

                   Total Shareholders' Equity           210,710          63,602
                                                  -------------   --------------

Total Liabilities and Shareholders' Equity        $   1,142,624   $     798,415
                                                  =============   ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                                       AMEXDRUG CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                        Three Months Ended               Six Months Ended
                                                     June 30,        June 30,         June 30,        June 30,
                                                      2010             2009             2010            2009
                                                  -------------   --------------   -------------   ---------------
Sales                                             $   2,937,900   $    2,435,174   $   5,687,586   $    4,377,709

Cost of Goods Sold                                    2,667,627        2,178,246       5,182,322        3,922,204
                                                  -------------   --------------   -------------   ---------------

Gross Profit                                            270,273          256,928         505,264          455,505
                                                  -------------   --------------   -------------   ---------------

Operating Expenses
   Selling, general and
     administrative expense                             143,827          115,493         272,507          207,603
   Research and development                                   -           28,147               -           89,795
                                                  -------------   --------------   -------------   ---------------

         Total Operating Expenses                       143,827          143,640         272,507          297,398
                                                  -------------   --------------   -------------   ---------------

Income before depreciation expense                      126,446          113,288         232,757          158,107

   Depreciation and amortization
     expense                                              3,617            2,097           5,216            4,154
                                                  -------------   --------------   -------------   ---------------

Income before Other Income/(Expenses)                   122,829          111,191         227,541          153,953
                                                  -------------   --------------   -------------   ---------------

Other Income/(Expenses)
   Interest and other income                              1,666                -           1,666                -
   Penalty                                                    -                -               -             (268)
   Realized gain/(loss)                                    (702)                          (1,740)               -
   Unrealized gain/(loss)                                (1,740)          (2,306)           (372)          (2,406)
   Interest expense                                      (6,756)          (5,519)        (13,035)         (10,825)
                                                  -------------   --------------   -------------   ---------------

         Total Other Income/(Expenses)                   (7,532)          (7,825)        (13,481)         (13,499)
                                                  -------------   --------------   -------------   ---------------

Income before Provision for Income Taxes                115,297          103,366         214,060          140,454

Income tax expense                                      (42,689)         (24,207)        (65,517)         (30,772)
                                                  -------------   --------------   -------------   ---------------

Net Income                                        $      72,608   $       79,159   $     148,543   $      109,682
                                                  =============   ==============   =============   ===============

BASIC AND DILUTED INCOME PER SHARE                $        0.01   $         0.01   $        0.02   $         0.01
                                                  =============   ==============   =============   ===============

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING BASIC AND DILUTED                      8,470,481        8,470,481       8,470,481        8,470,481
                                                  =============   ==============   =============   ===============


              The accompanying notes are an integral part of these consolidated financial statements

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Six Months Ended
                                                    June 30,          June 30,
                                                      2010             2009
                                                  -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $     148,543   $     109,682
Adjustment to reconcile net income to net cash
  used in operating activities
Depreciation and amortization                             5,216           4,154
Unrealized (gain)/loss on investment                        372           2,406
 Realized loss on sales of investment                     1,740               -
    Change in Assets and Liabilities
      (Increase) Decrease in:
       Accounts receivable                             (218,629)       (186,933)
       Inventory                                       (103,336)         (4,005)
       Prepaid expenses                                       -           7,900
       Other receivable                                  10,628           1,250
       Deferred tax asset                               (14,333)          4,345
       Other asset                                       (2,304)              -
       Increase (Decrease) in:
       Accounts payable and accrued liabilities          71,027         (12,289)
       Corporate income tax payable                      78,250          24,827
                                                  -------------   --------------

NET CASH USED IN OPERATING ACTIVITIES                   (22,826)        (48,663)
                                                  -------------   --------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
    Proceeds from sale of investment                      1,515               -
    Purchase of investments                              (7,007)              -
    Purchase of fixed assets                             (2,453)         (8,883)
                                                  -------------   --------------

NET CASH USED IN INVESTING ACTIVITIES                    (7,945)         (8,883)
                                                  -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances to officer                                 (1,779)          3,856
     Payments on related party loans                          -               -
     Purchase of treasury stock                          (1,435)         (6,551)
     Proceeds from credit line                           47,824          86,995
                                                  -------------   --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                44,610          84,300
                                                  -------------   --------------

NET INCREASE/DECREASE IN CASH                            13,839          26,754

CASH, BEGINNING OF PERIOD                               121,182          96,390
                                                  -------------   --------------

CASH, END OF PERIOD                               $     135,021   $     123,144
                                                  =============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
   Interest paid                                  $       8,754   $       6,457
                                                  =============   ==============
   Income taxes                                   $         800   $         800
                                                  =============   ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements


                                               AMEXDRUG CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)


                                                                                                      Retained
                                                                    Additional                        Earnings/
                                           Common stock              Paid-in          Treasury       Accumulated
                                      Shares           Amount        Capital           Stock           Deficit           Total
                                 --------------   -------------   --------------   -------------   ---------------   --------------

Balance at December 31, 2009          8,470,481   $       8,471   $       83,345   $      (9,284)  $       (18,930)  $      63,602

Treasury stock (unaudited)                    -               -                -          (1,435)                -          (1,435)

Net income for the six months
  ended June 30, 2010
  (unaudited)                                 -               -                -               -           148,543         148,543
                                 --------------   -------------   --------------   -------------   ---------------   --------------

Balance at June 30, 2010
  (unaudited)                         8,470,481   $       8,471   $       83,345   $     (10,719)  $       129,613   $     210,710
                                 ==============   =============   ==============   =============   ===============   ==============


                       The accompanying notes are an integral part of these consolidated financial statements


                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                                 JUNE 30, 2010

1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

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

      Income per Share Calculations
      -----------------------------

      Income per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted income per share is the same as the basic income per share for the period ended June 30, 2010, because there are no outstanding dilutive instruments.

3.    CAPITAL STOCK

      During the three months ended June 30, 2010, the Company issued no shares of common stock.

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

      At this time, we have certain distribution channels with suppliers and customers whom we know and trust, such as CVS, Target, Amazon, and hundreds of independent pharmacies. Of the estimated 100,000 retailers (drug stores and food mass), our goal is to have approximately 20,000 stores carry our products by the end of 2010.

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

      Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,457,881 are issued and outstanding as of June 30, 2010, with an additional 12,600 shares held as treasury shares.

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

      A total of twelve products have been manufactured for sale by BioRx Pharmaceuticals, Inc., and a total of three products are under different stages of development. These over-the-counter and natural products are effective for treatment of fungus, arthritis, sunburn protection and for healthy feet and nails. BioRx Pharmaceuticals is planning to sell these products to national chain drugstores, sport chain stores, natural food markets and other mass markets. These products will be marketed under the names of Sponix and Bactivex, and will be sold under the name of BioRx Pharmaceuticals. BioRx Pharmaceuticals also distributes pharmacy supplies.

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

         Lease Agreements and Certain Other Contracts
         --------------------------------------------

      The Company has five written lease agreements covering the property in Fullerton, California leased by the Company. The Beverly Hills property leased by the Company is under a month to month verbal lease since the original lease on the property has expired. The Company operated a Manila, Philippines sales office under a verbal lease agreement until June 2010 when that office was closed. The Company's loan agreement with Nora Amin is verbal. The Company does not have written contracts with its major suppliers or buyers. The Company has a written line of credit agreement with National Bank of California. Copies of the Company's written lease agreements and material contracts have been filed as exhibits to certain of its quarterly and annual reports. See the Exhibit Index for a description of these agreements and for information on where copies can be found.

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


         Results of Operations
         ---------------------

         For the Three Months Ended June 30, 2010.
         -----------------------------------------

Revenues.

      For the three months ended June 30, 2010, Amexdrug reported sales of $2,937,900, comprised of $2,668,884 of sales from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $269,016 of sales of health and beauty products manufactured by the Company. This is $502,726 more than the $2,435,174 of sales reported for the three months ended June 30, 2009, which was comprised primarily of $2,369,486 sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $65,688 of sales of health and beauty products manufactured by the Company. During the three month period ended June 30, 2010, Amexdrug experienced an increase in total sales due, in part, to increased marketing efforts of the Company.

Costs of Goods Sold.

      Cost of goods sold for the three months ended June 30, 2010 was $2,667,627, an increase of $489,381 from the $2,178,246 cost of goods sold for the three months ended June 30, 2009.

Gross Profit.

      During the three months ended June 30, 2010 gross profit increased by $13,345 to $270,273 or 9.2% of sales, from the $256,928, or 10.6% of sales recorded for the three months ended June 30, 2009. The change in gross profit margin is largely attributable to an increase in sales of lower gross margin products manufactured and sold in the three month period ended June 30, 2010.

Expenses.

      Total operating expenses for the three months ended June 30, 2010 were $143,827, an increase of $187 from the total operating expenses of $143,640 recorded for the three months ended June 30, 2010. Selling, general and administrative expense was $143,827 for the three months ended June 30, 2010, an increase of $28,329 from the $115,493 of selling, general and administrative expense recorded for the three months ended June 30, 2009. This increase in selling, general and administrative expense is attributable to increases in rent, professional fees and outside services expenses. Research and development expense was $0 for the three months ended June 30, 2010, a decrease of $28,147 from the $28,147 of research and development expense recorded for the three months ended June 30, 2009. The Company anticipates that it may spend a modest amount of funds on research and development expenses during the remainder of 2010, but such expenses, on a quarterly basis, will be less than the amount spent in the same period of 2009.

Net Income.

      During the three months ended June 30, 2010, Amexdrug earned net income of $72,608, as compared to the net income of $79,159 earned in the three months ended June 30, 2009. Amexdrug's slight decrease in net income during the three month period ended June 30, 2010 is attributable largely an increase in income tax expense in the later period, partially offset by an increase in gross profits in the later period.

         For the Six Months Ended June 30, 2010.
         ---------------------------------------

Revenues.

      For the six months ended June 30, 2010, Amexdrug reported sales of $5,687,586, comprised of $5,195,474 of sales from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $492,112 of sales of health and beauty products manufactured by the Company. This is $1,309,877 more than the $4,377,709 of sales reported for the six months ended June 30, 2009 which was comprised primarily of $4,256,428 of sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $121,281 of sales of health and beauty products manufactured by the Company. During the six month period ended June 30, 2010, Amexdrug experienced an increase in total sales due, in part, to increased marketing efforts of the Company.

Costs of Goods Sold.

      Cost of goods sold for the six months ended June 30, 2010 was $5,182,322, an increase of $1,260,118 from the $3,922,204 cost of goods sold for the six months ended June 30, 2009.

Gross Profit.

      During the six months ended June 30, 2010 gross profit increased by $49,759 to $505,264, or 8.9% of sales, from the $455,505, or 10.4% of sales recorded for the six months ended June 30, 2009. The change in gross profit margin is attributable to an increase in sales as well as an increased percentage of sales of lower gross margin products manufactured and sold in the first six months of 2010.

Expenses.

      Total operating expenses for the six months ended June 30, 2010 were $272,507, a decrease of $24,891 from the total operating expenses of $297,398 recorded for the six months ended June 30, 2010. Selling, general and administrative expense was $272,507 for the six months ended June 30, 2010, an increase of $64,904 from the $207,603 of selling, general and administrative expense recorded for the six months ended June 30, 2009. This increase in selling, general and administrative expense is attributable to increases in rent, professional fees and outside services expenses. . Research and development expense was $0 for the six months ended June 30, 2010, a decrease of $89,795 from the $89,795 of research and development expense recorded for the six months ended June 30, 2009. The Company anticipates that it may spend a modest amount of funds on research and development expenses during the remainder of 2010, but such expenses, on a quarterly basis, will be less than the amount spent in the same period in 2009.

Net Income.

      During the six months ended June 30, 2010, Amexdrug earned net income of $148,543, an increase of $38,861 from the net income of $109,682 experienced in the six months ended June 30, 2009. Amexdrug's increase in net income during the six month period ended June 30, 2010 is attributable largely to the increase of sales and gross profits earned in the later period as well as a decrease in total operating expenses in the later period, partially offset by an increase in income tax expense in the later period.

         Liquidity and Capital Resources - June 30, 2010
         -----------------------------------------------

      As of June 30, 2010, Amexdrug reported total current assets of $1,094,443, comprised primarily of cash and cash equivalents of $135,021, accounts receivable of $648,813, inventory of $261,146, a deferred tax asset of $28,111, investment of $10,870 and other receivable of $7,646. Total assets as of June 30, 2010 were $1,142,624, which included total current assets, plus net property and equipment of $14,850, other deposits of $14,462, Trademark of $1,104, and goodwill of $17,765.

      Amexdrug's liabilities as of June 30, 2010 consisted primarily of accounts payable of $479,451, notes payables to related parties of $108,023, business line of credit of $252,705, corporate tax payable of $83,417 and accrued liabilities of $8,318.

      During the six months ended June 30, 2010, Amexdrug used $22,826 cash in operating activities compared to $48,663 cash used in operating activities in the six months ended June 30, 2009. The primary adjustments to reconcile net income to net cash used in operating activities during the six months ended June 30, 2010 were as follows: an increase in accounts receivable of $218,629, an increase in inventory of $103,336, a decrease in accounts payable and accrued liabilities of $71,027, and an increase in corporate income tax payable of $78,250. Amexdrug had $135,021 in cash and cash equivalents at June 30, 2010. Operations have primarily been funded through cash generated from operations, and from an increase in the business line of credit. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Stock Repurchases

      Between approximately June 2007 and June 30, 2010, Amexdrug repurchased a total of 12,600 shares of its common stock at prices ranging from a low of $0.20 per share to a high of $2.39 per share. These shares are held by Amexdrug as treasury shares. Amexdrug anticipates that it may make additional small purchases of its shares throughout the remainder of 2010.

Inflation

      In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

      The Company expended $0 and $8,883 on capital expenditures during the three month periods ended June 30, 2010 and 2009, respectively. The Company has no current plans for any significant capital expenditures.

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

Item 4. Controls and Procedures.

      Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of June 30, 2010. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

      During the last fiscal quarter ended June 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      During the three month period ended June 30, 2010, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company's unregistered stock made in the past three years, please refer to the Company's Annual Reports on Form 10-KSB or Form 10-K, and the Company's Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2006.

Item 3.  Defaults Upon Senior Securities.

      None; not applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

      None; not applicable.

Item 6.  Exhibits.

      (a) Exhibits.

The following exhibits are filed as part of this report.

                                 EXHIBIT INDEX

Exhibit                                                                 Exhibit
Number            Description                                          Location
-------           -----------                                          --------

2.1              Agreement and Plan of Merger                              (1)
                 (to change domicile from California)

2.2              Agreement and Plan of Reorganization                      (2)

3.1              Articles of Incorporation                                 (3)

3.2              By-Laws                                                   (3)

10.1             Lease Agreement between Fullerton Business                (6)
                 Center, Lessor, and Allied Med, Inc., Lessee, dated September 23, 2005 (Unit K)

10.2             Lease Agreement between Fullerton Business                (6)
                 Center, Lessor, and Allied Med, Inc., Lessee, dated September 23, 2005 (Units I & J)

10.3             Third Amendment to Lease Agreement between                (5)
                 Fullerton Business Center, Lessor, and Allied Med,
                 Inc., Lessee, dated November 5, 2008 (Units I and J)

10.4             Promissory Note with National Bank of California          (5)
                 dated June 23, 2008

10.5             Change in Terms Agreement with National Bank of           (5)
                 California dated June 9, 2009

10.6             First Amendment to Lease Agreement between Fullerton      (6)
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated September 11, 2006 (Unit K)

10.7             First Amendment to Lease Agreement between Fullerton      (6)
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated September 11, 2006 (Units I & J)

10.8             Second Amendment to Lease Agreement between Fullerton     (6)
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated October 25, 2007 (Unit K)

10.9             Second Amendment to Lease Agreement between Fullerton     (6)
                 Business Center, Lessor, and Allied Med, Inc., Lessee, dated October 25, 2007 (Units I & J)

10.10            Third Amendment to Lease Agreement between Fullerton      (6)
                 Business Center, Lessor, and  Allied Med, Inc.,
                 Lessee, dated November 5, 2008 (Unit K)

10.11            Change in Terms Agreement with National Bank of           (6)
                 California dated March 3, 2009

10.12            Subordination Agreement between Nora Y. Amin,             (6)
                 National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009

10.13            Business Loan Agreement between National Bank of          (6)
                 California, Amexdrug and its subsidiaries dated
                 June 23, 2008

10.14            Commercial Security Agreement between National            (6)
                 Bank of California, Amexdrug and its subsidiaries dated June 23, 2008

10.15            Commercial Guarantee between National Bank of             (6)
                 California, Jack N. Amin, Amexdrug and its
                 Subsidiaries

10.16            Commercial Guarantee between National Bank of             (6)
                 California, Nora Y. Amin, Amexdrug and its subsidiaries

10.17            Lease Agreement between Fullerton Business                (7)
                 Center, LLC, Lessor, and Allied Med, Inc.,
                 Lessee, dated July 8, 2009 (Unit H)

10.18            Guaranty of Lease by Jack Amin (Unit H)                   (7)

10.19            Lease Agreement between Fullerton Business                (8)
                 Center, LLC, Lessor, and Allied Med, Inc.,
                 Lessee, dated November 9, 2009 (Unit I at
                 2488 E. Fender Avenue)

10.20            Third Amendment to Lease Agreement between                (8)
                 Fullerton Business Center, Lessor, and
                 Allied Med, Inc., Lessee, dated November 5,
                 2008 (Unit I & J)

10.21            Lease Agreement between Fullerton Business                (9)
                 Center, Lessor, and Allied Med, Inc., Lessee, dated March 16, 2010 (Unit E)

14.1             Code of Ethics                                            (4)

21.1             List of Subsidiaries of Amexdrug Corporation              (6)

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

  (7) Exhibits 10.17 and 10.18 are incorporated by reference from Amexdrug's Form 10-Q for the period ended September 30, 2009 filed November 12, 2009

  (8) Exhibits 10.19 and 10.20 are incorporated by reference from Amexdrug's Form 10-K for the year ended December 31, 2009 filed March 31, 2010

  (9) Exhibit 10.21 is incorporated by reference from Amexdrug's Form 10-Q for the period ended
                 March 31, 2010 filed May 11, 2010

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMEXDRUG CORPORATION


Date: August 4, 2010                   By: /s/ Jack Amin
                                          ------------------------------------
                                          Jack Amin
                                          Director, President, Chief Executive
                                          Officer, Chief Financial Officer and
                                          Chief Accounting Officer

--------------------------------------------------------------------------------