Form 10-Q
period 2010-09-30
AMEXDRUG CORP
filed 2010-10-29
CIK 45621

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to____________

         Commission file number 0-7473

                              Amexdrug Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

                   NEVADA                                    95-2251025
         ------------------------------                  -------------------
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

Large accelerated filer [  ]                              Accelerated filer [  ]

Non-accelerated filer   [  ]
(Do not check if a smaller reporting company)      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 26, 2010, there were 8,457,809 shares of the issuer's common stock issued and outstanding, and an additional 12,672 shares held as treasury shares.

                              AMEXDRUG CORPORATION
                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Item 1.  Financial Statements (Unaudited)....................................3

         Consolidated Balance Sheets -- As of September 30, 2010
           (Unaudited) and December 31, 2009 (Audited).......................5

         Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 2010
           and 2009 (Unaudited)..............................................6

         Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2010 and 2009 (Unaudited).....................7

         Notes to Consolidated Financial Statements (Unaudited)..............8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........14

Item 4.  Controls and Procedures............................................14

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................15

Item 1A. Risk Factors.......................................................15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........15

Item 3.  Defaults Upon Senior Securities....................................15

Item 4.  (Removed and Reserved).............................................15

Item 5.  Other Information..................................................15

Item 6.  Exhibits...........................................................15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of September 30, 2010 (unaudited) and December 31, 2009 (audited), the related unaudited consolidated statements of operations for the three and nine month periods ended September 30, 2010 and September 30, 2009, the related unaudited consolidated statements of cash flows for the nine month periods ended September 30, 2010 and the notes to the unaudited consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug's annual report on Form 10-K for the year ended December 31, 2009.

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

      Operating results for the quarter ended September 30, 2010, are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

                     Amexdrug Corporation and Subsidiaries

                         index to financial statements


                                                                           Page
                                                                           ----

         Consolidated Balance Sheets - September 30, 2010
           (Unaudited) and December 31, 2009 (Audited)........................5

         Consolidated Statements of Operations (Unaudited)
           for the Three and Nine Months Ended September 30,
           2010 and 2009......................................................6

         Consolidated Statements of Cash Flows (Unaudited)
           for the Nine Months Ended September 30, 2010 and 2009..............7

         Notes to Consolidated Financial Statements...........................8

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  September 30,    December 31,
                                                       2010            2009
                                                 --------------   --------------
                                                   (Unaudited)
                       Assets

Current Assets
   Cash and cash equivalents                     $      303,362   $     121,182
   Investment                                             7,100           7,490
   Accounts receivable, net of allowance
    of $30,853 and $32,253, respectively                456,019         430,184
   Inventory                                            328,633         157,810
   Deferred tax asset                                    26,426          13,778
   Other receivable                                       4,165          18,274
   Advances officer                                       3,704           1,057
                                                 --------------   --------------

            Total Current Assets                      1,129,409         749,775
                                                 --------------   --------------

Property and Equipment, at cost
   Office and computer equipment                        197,296         193,257
   Leasehold improvements                                15,700          15,700
                                                 --------------   --------------
                                                        212,996         208,957
   Less accumulated depreciation                       (198,286)       (191,426)
                                                 --------------   --------------

            Net Property and Equipment                   14,710          17,531
                                                 --------------   --------------

Other Assets
   Other deposits                                        14,462          12,158
   Intangibles
      Customer base, net of accumulated
        amortization of $18,259                               -               -
      Trademark, net of accumulated
        amortization of $588 and $464,
        respectively                                      1,062           1,186
      Goodwill                                           17,765          17,765
                                                 --------------   --------------

            Total Other Assets                           33,289          31,109
                                                 --------------   --------------

                Total Assets                     $    1,177,408   $     798,415
                                                 ==============   ==============

       Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                              $      463,816   $     406,585
   Accrued liabilities                                   10,658          10,157
   Corporate tax payable                                110,118           5,167
   Notes payable related parties                        108,023         108,023
   Business lines                                       219,680         204,881
                                                 --------------   --------------

            Total Current Liabilities                   912,295         734,813
                                                 --------------   --------------

Shareholders' Equity
   Common stock, $0.001 par value;
   50,000,000 authorized common shares
   8,470,481 shares issued and outstanding                8,471           8,471
   Additional paid in capital                            83,345          83,345
   Treasury stock                                       (10,834)         (9,284)
   Retained earnings/(accumulated deficit)              184,131         (18,930)
                                                 --------------   --------------

            Total Shareholders' Equity                  265,113          63,602
                                                 --------------   --------------

Total Liabilities and Shareholders' Equity       $    1,177,408   $     798,415
                                                 ==============   ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              AMEXDRUG CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Three Months Ended               Nine Months Ended
                                 September 30,    September 30,    September 30,   September 30,
                                     2010             2009             2010            2009
                                -----------------------------------------------------------------
Sales                           $    2,934,779   $    2,615,387   $    8,622,365   $   6,993,096

Cost of Goods Sold                   2,677,962        2,508,212        7,860,284       6,430,416
                                --------------   --------------   --------------   --------------

Gross Profit                           256,817          107,175          762,081         562,680
                                --------------   --------------   --------------   --------------

Operating Expenses
   Selling, general and
    administrative expense             153,915          113,001          426,422         320,601
   Research and development                  -            9,297                -          99,092
                                --------------   --------------   --------------   --------------

      Total Operating Expenses         153,915          122,298          426,422         419,693
                                --------------   --------------   --------------   --------------

Income/(Loss) before
  depreciation expense                 102,902          (15,123)         335,659         142,987

   Depreciation and
     amortization expense                1,767            2,096            6,983           6,250
                                --------------   --------------   --------------   --------------

Income/(Loss) before Other
  Income/(Expenses)                    101,135          (17,219)         328,676         136,737
                                --------------   --------------   --------------   --------------

Other Income/(Expenses)
   Interest and other income                 1                -            1,667               -
   Penalty                                   -             (244)               -            (512)
   Realized gain/(loss)                      -                           (1,740)               -
   Unrealized gain/(loss)                  199              278             (173)         (2,128)
   Interest expense                     (7,013)          (6,845)         (20,048)        (17,671)
                                --------------   --------------   --------------   --------------

      Total Other Income/
       (Expenses)                       (6,813)          (6,811)         (20,294)        (20,311)
                                --------------   --------------   --------------   --------------

Income/(Loss) before
  Provision for Income Taxes            94,322          (24,030)         308,382         116,426

Income tax expense                     (39,804)          (2,588)        (105,321)        (33,360)
                                --------------   --------------   --------------   --------------

Net Income/(Loss)               $       54,518   $      (26,618)  $      203,061   $      83,066
                                ==============   ==============   ==============   ==============

BASIC AND DILUTED INCOME
  PER SHARE                     $         0.01   $        (0.00)  $         0.02   $        0.01
                                ==============   ==============   ==============   ==============

WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING
      BASIC AND DILUTED              8,470,481        8,470,481        8,470,481       8,470,481
                                ==============   ==============   ==============   ==============

                      The accompanying notes are an integral part of these
                               consolidated financial statements.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine Months Ended
                                                  September 30,    September 30,
                                                       2010            2009
                                                 --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $      203,061   $      83,066
  Adjustment to reconcile net income to
    net cash provided in operating activities
  Depreciation and amortization                           6,984           6,250
  Allowance for doubtful accounts                        (1,400)              -
  Unrealized (gain)/loss on investment                      173           2,128
  Realized loss on sales of investment                    1,740               -
 Change in Assets and Liabilities
   (Increase) Decrease in:
   Accounts receivable                                  (24,435)       (162,913)
   Inventory                                           (170,823)       (190,690)
   Prepaid expenses                                           -           7,900
   Other receivable                                      14,109             963
   Deferred tax asset                                   (12,648)           (936)
   Other asset                                           (2,304)              -
   Increase (Decrease) in:
   Accounts payable and accrued liabilities              57,732           8,015
   Corporate income tax payable                         104,951          23,900
                                                 --------------   --------------

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES        177,140        (222,317)
                                                 --------------   --------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from sale of investment                       1,515               -
   Purchase of investments                               (3,038)         (9,518)
   Purchase of fixed assets                              (4,039)         (8,883)
                                                 --------------   --------------

NET CASH USED IN INVESTING ACTIVITIES                    (5,562)        (18,401)
                                                 --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances to officer                                   (2,647)          4,337
   Payments on related party loans                            -               -
   Purchase of treasury stock                            (1,550)         (9,284)
   Proceeds from credit line                             14,799         191,739
                                                 --------------   --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                10,602         186,792
                                                 --------------   --------------

NET INCREASE (DECREASE) IN CASH                         182,180         (53,926)

CASH, BEGINNING OF PERIOD                               121,182          96,390
                                                 --------------   --------------

CASH, END OF PERIOD                              $      303,362   $      42,464
                                                 ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
   Interest paid                                 $       13,607   $       6,457
                                                 ==============   ==============
   Income taxes                                  $          800   $         800
                                                 ==============   ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                               SEPTEMBER 30, 2010


1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

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

      Income per Share Calculations
      -----------------------------

      Income per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted income per share is the same as the basic income per share for the period ended September 30, 2010, because there are no outstanding dilutive instruments.

3.    CAPITAL STOCK

      During the three months ended September 30, 2010, the Company issued no shares of common stock.

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

      At this time, we have certain distribution channels with suppliers and customers whom we know and trust, such as CVS, Target, Amazon, and hundreds of independent pharmacies. Of the estimated 100,000 retailers (drug stores and food mass), our goal is to have approximately 5,000 stores carry our products by the end of 2010.

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

      Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,457,809 are issued and outstanding as of September 30, 2010, with an additional 12,672 shares held as treasury shares.

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


Results of Operations
---------------------

For the Three Months Ended September 30, 2010
---------------------------------------------

Revenues

      For the three months ended September 30, 2010, Amexdrug reported sales of $2,934,779, comprised of $2,661,325 of sales from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products and pharmacy supplies, and $273,454 of sales of health and beauty products manufactured by the Company. This is $319,392 more than the $2,615,387 of sales reported for the three months ended September 30, 2009, which was comprised primarily of $2,507,052 sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $108,335 of sales of health and beauty products manufactured by the Company. During the three month period ended September 30, 2010, Amexdrug experienced an increase in total sales due, in part, to increased marketing efforts of the Company.

Costs of Goods Sold

      Cost of goods sold for the three months ended September 30, 2010 was $2,677,962, an increase of $169,750 from the $2,508,212 cost of goods sold for the three months ended September 30, 2009.

Gross Profit

      During the three months ended September 30, 2010 gross profit increased by $149,642 to $256,817 or 8.8% of sales, from the $107,175, or 4.1% of sales recorded for the three months ended September 30, 2009. The increase in gross profit margin is largely attributable to an increase in sales of higher gross margin products sold in the three month period ended September 30, 2010.

Expenses

      Total operating expenses for the three months ended September 30, 2010 were $153,915, an increase of $31,617 from the total operating expenses of $122,298 recorded for the three months ended September 30, 2009. Selling, general and administrative expense was $153,915 for the three months ended September 30, 2010, an increase of $40,914 from the $113,001 of selling, general and administrative expense recorded for the three months ended September 30, 2009. This increase in selling, general and administrative expense is attributable to increases in rent, professional fees and outside services expenses. Research and development expense was $0 for the three months ended September 30, 2010, a decrease of $9,297 from the $9,297 of research and development expense recorded for the three months ended September 30, 2009. The Company anticipates that it may spend a modest amount of funds on research and development expenses during the remainder of 2010, but such expenses, on a quarterly basis, will be less than the amount spent in the same period of 2009.

Net Income (Loss)

      During the three months ended September 30, 2010, Amexdrug earned net income of $54,518, as compared to the net loss of $26,618 incurred in the three months ended September 30, 2009. Amexdrug's improvement in net income during the three month period ended September 30, 2010 is attributable largely to increased sales and increased sales of higher margin products resulting in increased gross profits earned in the later period, partially offset by an increase in income tax expense in the later period.

For the Nine Months Ended September 30, 2010
--------------------------------------------

Revenues

      For the nine months ended September 30, 2010, Amexdrug reported sales of $8,622,365, comprised of $7,856,799 of sales from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products and pharmacy supplies, and $765,566 of sales of health and beauty products manufactured by the Company. This is $1,629,269 more than the $6,993,096 of sales reported for the nine months ended September 30, 2009 which was comprised primarily of $6,763,480 of sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter
(OTC) health and beauty products, and $229,616 of sales of health and beauty products manufactured by the Company. During the nine month period ended September 30, 2010, Amexdrug experienced an increase in total sales due, in part, to increased marketing efforts of the Company.

Costs of Goods Sold

      Cost of goods sold for the nine months ended September 30, 2010 was $7,860,284, an increase of $1,429,868 from the $6,430,416 cost of goods sold for the nine months ended September 30, 2009.

Gross Profit

      During the nine months ended September 30, 2010 gross profit increased by $199,401 to $762,081, or 8.8% of sales, from the $562,680, or 8.0% of sales recorded for the nine months ended September 30, 2009. The change in gross profit margin is attributable to an increase in sales of higher gross margin products sold in the first nine months of 2010.

Expenses

      Total operating expenses for the nine months ended September 30, 2010 were $426,422, an increase of $6,729 from the total operating expenses of $419,693 recorded for the nine months ended September 30, 2009. Selling, general and administrative expense was $426,422 for the nine months ended September 30, 2010, an increase of $105,821 from the $320,601 of selling, general and administrative expense recorded for the nine months ended September 30, 2009. This increase in selling, general and administrative expense is attributable to increases in rent, professional fees and outside services expenses. Research and development expense was $0 for the nine months ended September 30, 2010, a decrease of $99,092 from the $99,092 of research and development expense recorded for the nine months ended September 30, 2009. The Company anticipates that it may spend a modest amount of funds on research and development expenses during the remainder of 2010, but such expenses, on a quarterly basis, will be less than the amount spent in the same period in 2009.

Net Income

      During the nine months ended September 30, 2010, Amexdrug earned net income of $203,061, an increase of $119,995 from the net income of $83,066 earned in the nine months ended September 30, 2009. Amexdrug's increase in net income during the nine month period ended September 30, 2010 is attributable largely to increased sales and increased sales of higher margin products resulting in increased gross profits earned in the later period, partially offset by an increase in income tax expense in the later period.

Liquidity and Capital Resources - September 30, 2010
----------------------------------------------------

      As of September 30, 2010, Amexdrug reported total current assets of $1,129,409, comprised primarily of cash and cash equivalents of $303,362, accounts receivable of $456,019, inventory of $328,633 and a deferred tax asset of $26,426. Total assets as of September 30, 2010 were $1,177,408, which included total current assets, plus net property and equipment of $14,710, other deposits of $14,462, trademark of $1,062, and goodwill of $17,765.

      Amexdrug's liabilities as of September 30, 2010 consisted primarily of accounts payable of $463,816, notes payables to related parties of $108,023, business line of credit of $219,680, corporate tax payable of $110,118 and accrued liabilities of $10,658.

      During the nine months ended September 30, 2010, Amexdrug generated $177,140 cash in operating activities compared to using $222,317 cash in operating activities in the nine months ended September 30, 2009. The primary adjustments to reconcile net income to net cash generated in operating activities during the nine months ended September 30, 2010 were as follows: an increase in accounts receivable of $24,435, an increase in inventory of $170,823, an increase in accounts payable and accrued liabilities of $57,732, and an increase in corporate tax payable of $104,951. Amexdrug had $303,362 in cash and cash equivalents at September 30, 2010. Operations have primarily been funded through cash generated from operations, and from a modest increase in the business line of credit. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Stock Repurchases

      Between approximately June 2007 and September 30, 2010, Amexdrug repurchased a total of 12,672 shares of its common stock at prices ranging from a low of $0.20 per share to a high of $2.39 per share. These shares are held by Amexdrug as treasury shares. Amexdrug anticipates that it may make additional small purchases of its shares throughout the remainder of 2010.

Inflation

      In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

      The Company expended $1,585 and $0 on capital expenditures during the three month periods ended September 30, 2010 and 2009, respectively. The Company has no current plans for any significant capital expenditures.

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

Item 4.  Controls and Procedures.

      Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of September 30, 2010. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

      During the last fiscal quarter ended September 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      During the three month period ended September 30, 2010, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company's unregistered stock made in the past three years, please refer to the Company's Annual Reports on Form 10-KSB or Form 10-K, and the Company's Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2006.

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

                                         AMEXDRUG CORPORATION


Date: October 29, 2010                   By: /s/ Jack Amim
                                            ------------------------------------
                                            Jack Amin
                                            Director,President, Chief Executive
                                            Officer, Chief Financial Officer and
                                            Chief Accounting Officer

--------------------------------------------------------------------------------