Form 10-K
period 2010-12-31
AMEXDRUG CORP
filed 2011-03-31
CIK 45621

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2010

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _________________

         Commission File number      0-7473_______


                              AMEXDRUG CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                   Nevada                              95-2251025
         ------------------------------          --------------------------
         State or other jurisdiction of          (I.R.S. Employer I.D. No.)
         incorporation or organization

             7251 Condor Street, Commerce, CA                   90040
         ----------------------------------------             ----------
         (Address of principal executive offices)             (Zip Code)

         Registrant's telephone number, including area code:  (323) 725-3100
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

         Large accelerated filer [  ]            Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the voting and non-voting common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. At June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,399,018 based upon 699,509 shares held by non-affiliates, and the average of the bid price and the asked price of $2.00 per share.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 29, 2010, the registrant had 8,457,509 shares of common stock issued and outstanding, and an additional 12,972 shares held as treasury shares.

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
                                                                          ----
                                     PART I
                                     ------

ITEM 1.    BUSINESS.....................................................     3

ITEM 1A.   RISK FACTORS.................................................    15

ITEM 1B.   UNRESOLVED STAFF COMMENTS....................................    18

ITEM 2.    PROPERTIES...................................................    18

ITEM 3.    LEGAL PROCEEDINGS............................................    19

ITEM 4.    (Removed and Reserved).......................................    19


                                    PART II
                                    -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OR EQUITY SECURITIES.........    19

ITEM 6.    SELECTED FINANCIAL DATA......................................    21

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................    21

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...    24

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................    25

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    38

ITEM 9A.   CONTROLS AND PROCEDURES......................................    38

ITEM 9B.   OTHER INFORMATION............................................    39


                                    PART III
                                    --------

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.......    39

ITEM 11.   EXECUTIVE COMPENSATION.......................................    42

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS................    44

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
              DIRECTOR INDEPENDENCE.....................................    45

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.......................    47

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES......................    48

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

--------------------------------------------------------------------------------

                                ITEM 1. BUSINESS

--------------------------------------------------------------------------------

Business Development

History
-------

Amexdrug Corporation, a Nevada corporation, is a holding company. It is located at 7251 Condor Street, Commerce, California 90040. Its phone number is (323) 725-3100. Its fax number is (323) 725-3133. Its website is www.amexdrug.com. Shares of Amexdrug common stock are traded on the OTC Bulletin Board under the symbol AXRX.OB. The President of Amexdrug has had experience working in the pharmaceutical industry for the past 29 years.

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

Amexdrug Corporation distributes its products through its subsidiaries, BioRx Pharmaceuticals, Inc., Allied Med, Inc., Dermagen, Inc. and Royal Health Care, Inc. primarily to independent pharmacies and secondarily to small-sized pharmacy chains, alternative care facilities and other wholesalers and retailers in the state of California.

We do not plan to introduce any new skin care over the counter (OTC) and natural products in 2011. We presently market fourteen products under the Sponix name. Our team of professionals fully pledges the effectiveness of our distinct products.

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

Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,457,809 are issued and outstanding, and an additional 12,672 shares held as treasury shares.

Significant acquisitions
------------------------

                             BioRx Pharmaceuticals
                             ---------------------

On November 8, 2004, Amexdrug formed a new subsidiary, BioRx Pharmaceuticals, Inc. as a Nevada corporation. BioRx Pharmaceuticals, Inc. is a wholesale manufacturer of cost saving pharmacy supplies, prescription packaging and skin care, hair and nail care products. BioRx manufactures, markets and distributes products to wholesalers, distributors and independent pharmacies. We expect to grow sales to drugstore chains in the near future. BioRX is committed to offer over the counter (OTC) products that are recommended with trust and faith by physicians, primarily podiatrists and dermatologists. The focus and mission of BioRx Pharmaceuticals, Inc. is to create, develop, manufacture and distribute products to help ease pain and restore and maintain the overall well-being of our customers. We strive for high performance and quality. Our commitment is to offer natural and OTC products that are recommended with confidence by doctors and pharmacists and that the customer can use with pleasure. Our compliance program is diligently followed through the Company. BioRx Pharmaceuticals, Inc. maintains high ethics for animal welfare and our products are never tested on animals. All products are made in the USA.

A total of fourteen innovative health and wellness products have been manufactured for sale by BioRx Pharmaceuticals, Inc. These over-the-counter and natural products are effective for treatment of fungus, arthritis, sunburn protection and for healthy feet and nails. BioRx Pharmaceuticals is planning to sell these products to national chain drugstores, sport chain stores, natural food markets and other mass markets. These products will be marketed under the names of Sponix, and will be sold under the name of BioRx Pharmaceuticals.

                                Allied Med, Inc.
                                ----------------

On December 31, 2001, Amexdrug acquired all of the issued and outstanding common shares of Allied Med, Inc., an Oregon corporation, in a share exchange in a related party transaction.

Allied Med, Inc., was formed as an Oregon corporation in October 1997 to operate in the pharmaceutical wholesale business of selling a full line of brand name and generic pharmaceutical products, over-the-counter (OTC) drug and non-drug products and health and beauty products to independent pharmacies, other retailers, alternative care facilities and other wholesalers. At Allied Med, our sincere interest is our customers needs. Our competitive discount pricing allows our customers advantage to compete.

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

Business Segments

Since 2005, Amexdrug has had operations in two segments of its business, namely:
Distribution and Health and Beauty Products. Distribution consists of the wholesale pharmaceutical distribution and resale of brand and generic pharmaceutical products, over-the-counter drugs and non-drug products and health and beauty products. Health and Beauty Products consist of the manufacture and distribution of primarily health and beauty products. Manufacturing includes expertise in research and development for the healthcare industry, including pharmacy supplies.

Industry trends

                     Pharmaceutical and healthcare markets

According to IMS Health, the U.S. will remain the single largest pharmaceutical market, with 3-5% growth expected next year. Pharmaceutical sales in the U.S. are projected to reach $320 - $330 billion, up form an estimated $310 billion this year. Sales are expected to increase due to a number of factors including:

          .    the value added by the introduction of new drugs into the
               marketplace, which more than offsets the value lost by
               medications losing patent protection;
          .    new patterns of drug lifestyle management, resulting in higher sales occurring earlier in the life cycle of a medication;
          .    increased money spent on direct-to-consumer marketing
               initiatives;
          .    an unprecedented period of investment by pharmaceutical
               companies worldwide;
          .    divergent growth rates expected for developed markets;
          .    peak years of patent expiries shift major therapies to generic dominance; and
          .    therapy growth dynamics allow promising new wave of innovation for new treatment options.

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

Objectives and strategy

Amexdrug's key business objective is to become a leading wholesale manufacturer and distributor of pharmacy supplies, and a leading full-line distributor of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements, with an emphasis on online sales.

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

Distribution

The Company distributes its Allied Med products from its facility in Commerce, California. Dermagen, Inc. manufactures and distributes its products from Fullerton, California. The Company fills orders with a combination of existing inventory and products it orders from suppliers. Currently, customers are receiving their products within 24 to 48 hours of order placement. As funds allow, the Company will increase its in-house inventory of products to allow for shorter delivery times.

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

Research and Development

Amexdrug engages in some research and development of its products. Total research and development costs were $0 and $123,328 for the years ended December 31, 2010 and 2009, respectively. Amexdrug anticipates that research and development costs to be incurred in 2011 will be similar in amount to the research and development costs incurred in 2010.

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

Dependence on major suppliers

During the year ended December 31, 2010, purchases from two suppliers accounted for 79% and 14% of total purchases, respectively. Accounts payable to these two suppliers accounted for 73% and 8% of the total accounts payable balance as of December 31, 2010, respectively. During the year ended December 31, 2009, purchases from the same two suppliers accounted for 82% and 14% of our total purchases, respectively. Accounts payable to these two suppliers accounted for 85% and 14% of the total accounts payable balance as of December 31, 2009. We presently enjoy a good relationship with our suppliers. If for any reason our business with our suppliers was interrupted or discontinued in the future, we would be able to acquire most, if not all, of the same products from other suppliers at similar competitive prices. However, the loss of our largest supplier could have a potential negative effect upon our future operations.

Dependence on major customers

One customer accounted for 10% or more of our sales during the year ended December 31, 2010. Two customers accounted for 10% or more of our sales during the year ended December 31, 2009. They accounted for approximately 16% of our 2010 sales and 16% and 11% of our 2009 sales, respectively.

Employees

The Company currently employs three full time and eight part time employees. Labor unions do not represent any of these employees. The Company considers its employee relations to be good. Competition for qualified personnel in its industry is intense, particularly for technical staff responsible for marketing, advertising, web development, and general and administrative activities.

Employees will be permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible.

Physical facilities

The Company's principal executive offices and its warehouse and distribution operations moved to 7251 Condor Street, Commerce California in March 2011. The Company leases 27,500 square feet at a rental rate of $6,875 per month. The rental amount is scheduled to increase to $7,700 per month effective March 1, 2012 and to $8,800 per month effective March 1, 2013. Approximately 2,500 square feet of the premises is used for executive offices, and the balance of the premises is used for warehouse and distribution operations. The lease is for a period of three years which commenced on March 1, 2011 and terminates on February 28, 2014. The Company has the option to extend the lease for two additional three year periods. If the Company exercises the first option to extend, the rental rate would increase to $9,900 per month effective March 1, 2014, $11,000 per month effective March 1, 2015 and $11,550 per month effective March 1, 2016. If the Company exercises the second option to extend, the rental rate would be adjusted to a fair market rental value as may be agreed to by the parties or as may be determined by an appraiser or arbitrator as provided in the Option to Extend Addendum. Payment of the lease has been personally guaranteed by Jack Amin and his wife, Nora Amin. The Company believes this space will be sufficient for at least the next twelve months.

The Company's Dermagen, Inc. manufacturing operations are currently located at 2500 East Fender Avenue, Units I & J, Fullerton, California, which is leased under one lease agreement dated March 1, 2011. The Company leases approximately 3,520 square feet at a rental rate of $2,464 per month. The lease is for a period of one year which commenced on March 1, 2011 and terminates on February 29, 2012. Payment of the lease has been personally guaranteed by Jack Amin. The Company believes this space will be sufficient for at least the next twelve months.

In October 2008, the Company opened a new marketing office located in Manila, Philippines which it closed in June 2010.

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

On November 8, 2004, Amexdrug formed a new subsidiary, BioRx Pharmaceuticals, Inc. as a Nevada corporation. BioRx Pharmaceuticals, Inc.'s expertise lies in the manufacturing of pharmacy supplies and in conducting research and development of products for the healthcare industry. BioRx manufactures, develops distributes effective pharmaceuticals and cosmeceuticals, OTC products, and natural care products for the foot, nails, hair and for arthritis. Currently, BioRx Pharmaceuticals, Inc. has assets, liabilities, and operations.

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

--------------------------------------------------------------------------------

                               ITEM 2. PROPERTIES

--------------------------------------------------------------------------------

Executive offices and Operating facilities

The Company's principal executive offices and its warehouse and distribution operations moved to 7251 Condor Street, Commerce California in March 2011. The Company leases 27,500 square feet at a rental rate of $6,875 per month. The rental amount is scheduled to increase to $7,700 per month effective March 1, 2012 and to $8,800 per month effective March 1, 2013. Approximately 2,500 square feet of the premises is used for executive offices, and the balance of the premises is used for warehouse and distribution operations. The lease is for a period of three years which commenced on March 1, 2011 and terminates on February 28, 2014. The Company has the option to extend the lease for two additional three year periods. If the Company exercises the first option to extend, the rental rate would increase to $9,900 per month effective March 1, 2014, $11,000 per month effective March 1, 2015 and $11,550 per month effective March 1, 2016. If the Company exercises the second option to extend, the rental rate would be adjusted to a fair market rental value as may be agreed to by the parties or as may be determined by an appraiser or arbitrator as provided in the Option to Extend Addendum. Payment of the lease has been personally guaranteed by Jack Amin and his wife, Nora Amin. The Company believes this space will be sufficient for at least the next twelve months.

The Company's Dermagen, Inc. manufacturing operations are currently located at 2500 East Fender Avenue, Units I & J, Fullerton, California, which is leased under one lease agreement dated March 1, 2011. The Company leases approximately 3,520 square feet at a rental rate of $2,464 per month. The lease is for a period of one year which commenced on March 1, 2011 and terminates on February 29, 2012. Payment of the lease has been personally guaranteed by Jack Amin. The Company believes this space will be sufficient for at least the next twelve months.

Marketing office

In October 2008, the Company opened a new marketing office located in Manila, Philippines which it closed in June 2010.

Adequacy of Facilities

The Company believes that the various facilities covered by the leases described above will be sufficient for at least the next twelve months.

--------------------------------------------------------------------------------

                           ITEM 3. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

On or about October 26, 2010 a lawsuit was filed by Glen Ellyn Pharmacy, Inc. against BioRx Pharmaceuticals, Inc. and John Does 1-10 in the Circuit Court of Cook County, Illinois County Department, Chancery Division (Case No. 10CH46583). The plaintiff intended to have the court approve the lawsuit as a class action lawsuit. The plaintiff alleged that BioRx Pharmaceuticals, Inc. sent or caused the sending of unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, the Illinois Consumer Fraud Act and the Common Law. The plaintiff sought injunction relief, cost of the lawsuit, and such further relief as the court deemed proper. The lawsuit was settled in December 2010, with the Company paying $3,500. The lawsuit has been dismissed.

Amexdrug is not presently a party to any material pending legal proceedings. To the best of Amexdrug's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against Amexdrug.

--------------------------------------------------------------------------------

                         ITEM 4. (Removed and Reserved)

--------------------------------------------------------------------------------

N/A


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

Quarter ended                 High bid          Low bid
-------------                 --------          -------
March 31, 2009                 $0.70             $0.30
June 30, 2009                  $0.90             $0.10
September 30, 2009             $2.10             $0.286
December 31, 2009              $5.00             $1.50

March 31, 2010                 $1.50             $0.10
June 30, 2010                  $1.50             $0.51
September 30, 2010             $1.50             $1.50
December 31, 2010              $1.50             $1.50

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

Holders

The number of record holders of Amexdrug's common stock as of March 29, 2010 is approximately 190. This number does not take into consideration stockholders whose shares are held by broker-dealers, finance institutions or other nominees.

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

Overview

Amexdrug Corporation is located at 7251 Condor Street, Commerce, California 90040. Its phone number is (323) 725-3100. Its fax number is (323) 725-3133. Its website is www.amexdrug.com. Shares of Amexdrug common stock are traded on the OTC Bulletin Board under the symbol AXRX.OB. The President of Amexdrug has had experience working in the pharmaceutical industry for the past 29 years.

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

Amexdrug Corporation distributes its products through its subsidiaries, BioRx Pharmaceuticals, Inc., Allied Med, Inc., Dermagen, Inc. and Royal Health Care, Inc. primarily to independent pharmacies and secondarily to small-sized pharmacy chains, alternative care facilities and other wholesalers and retailers in the state of California.

BioRx Pharmaceuticals, Inc. is a proud member of the National Association of Chain Drug Stores (NACDS). BioRx Pharmaceuticals, Inc. has developed numerous unique innovative products in the industry under the name Sponix.

Our team of professionals fully pledges the effectiveness of our distinct products.

At this time, we have certain distribution channels with suppliers and customers whom we know and trust, such as Amazon, and hundreds of independent pharmacies. Of the estimated 100,000 retailers (drug stores and food mass), our goal is to have 20,000 stores carry our products in 2011.

The accompanying financial information includes the operations of Allied Med, Inc. and the operations of Amexdrug Corporation for all periods presented.

Results of operations for the years ended December 31, 2010 and 2009

Revenues
--------

For the year ended December 31, 2010, Amexdrug reported sales of $11,487,177, comprised of $10,394,727 of sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) health and beauty products, and $1,092,450 of sales of health and beauty products manufactured by the Company. This was $1,720,205 more than the $9,766,972 of sales reported for the year ended December 31, 2009 which was comprised primarily of $9,356,884 sales from the Company's pharmaceutical wholesale distribution business of selling brand name generic pharmaceutical products, and over-the-counter (OTC) health and beauty products and $410,088 of sales of health and beauty products manufactured by the Company. The increase in sales is primarily due to an increase in marketing efforts, as well as having an increased number of products to sell.

Costs of Goods Sold
-------------------

Cost of goods sold for the year ended December 31, 2010 was $10,524,499, an increase of $1,479,336 from the $9,045,163 cost of goods sold for the year ended December 31, 2009.

Gross Profit
------------

During the year ended December 31, 2010 gross profit increased by $240,869 to $962,678 or 8.4% of sales from the $721,809 or 7.4% of sales recorded for the year ended December 31, 2009. The Company attributes its increase in gross profit margin in 2010 due to increased sales of higher profit margin products in 2010.

Expenses
--------

Total operating expenses for the year ended December 31, 2009 were $672,250, an increase of $6,137 from the total operating expenses of $666,113 recorded for the year ended December 31, 2009. Selling, general and administrative expense was $664,148 for the year ended December 31, 2010, an increase of $129,604 from the $534,544 recorded for the year ended December 31, 2009. This increase in selling, general and administrative expense is primarily attributable to increased commissions payable on the increased sales and also to an increase in officer compensation. Research and development expense for the year ended December 31, 2010 was $0, a decrease of $123,328 from the $123,328 recorded for the year ended December 31, 2009. The Company anticipates that research and development expenses for 2011 may be similar to the amount incurred in 2010.

Net Income
----------

During the year ended December 31, 2010, Amexdrug experienced net income of $189,062. This was $170,716 more than the $18,346 of net income recorded for the year ended December 31, 2009.

Liquidity and capital resources - December 31, 2010

As of December 31, 2010, Amexdrug reported total current assets of $1,294,658, comprised primarily of cash and cash equivalents of $443,703, accounts receivable of $473,983 inventory of $304,186, and a deferred tax asset of $53,140. Total assets as of December 31, 2010 were $1,341,537, which included total current assets of $1,294,658, plus net property and equipment of $13,631, other deposits of $14,462, goodwill of $17,765 and trademarks of $1,021.

Amexdrug's liabilities as of December 31, 2010 consist of accounts payable of $534,337, notes payable to a related party of $108,023, accrued liabilities of $29,776, corporate income tax payable of $108,304 and business line of credit balance of $310,590.

During the year ended December 31, 2010, Amexdrug generated $226,784 cash in operating activities compared to $62,746 cash used in operating activities in the year ended December 31, 2009. The primary adjustments to reconcile net income to net cash provided by operating activities during 2010 were as follows: an increase in accounts receivable of $48,546, an increase in accounts payable and accrued liabilities of $147,373, an increase in inventory of $179,990, a loss on inventory of $33,613, an increase in deferred tax asset of $39,362, a decrease in other receivable of $18,274 and an increase in corporate income tax payable of 103,137. Cash increased during the year ended December 31, 2010 by $322,521 compared to an increase during 2009 of $24,792. Amexdrug had a cash balance of $443,703 at December 31, 2010. Operations have primarily been funded through an increase in the credit line balance and an increase in net income. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Stock Repurchases

Between approximately June 2007 and December 8, 2010, Amexdrug repurchased a total of 12,972 shares of its common stock at prices ranging from a low of $0.20 per share to a high of $2.39 per share. These shares are held by Amexdrug as treasury shares.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

The Company expended $4,038 and $10,377 on capital expenditures during the years ended December 31, 2010 and 2009, respectively. The Company has no current plans for capital expenditures.

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

--------------------------------------------------------------------------------

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------

Amexdrug's consolidated audited balance sheets as of December 31, 2010 and 2009, Amexdrug's consolidated audited statements of income, stockholders' equity, and cash flows for the fiscal years ended December 31, 2010 and 2009 are included hereafter.




                     AMEXDRUG CORPORATION AND SUBSIDIARIES


                         INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

 Reports of Independent Registered Public Accounting Firms..................26

 Consolidated Balance Sheets -- December 31, 2010 and 2009..................27

 Consolidated Statements of Income for the Years Ended
   December 31, 2010 and 2009...............................................28

 Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 2010 and 2009..................................29

 Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2010 and 2009..............................................30

 Notes to Consolidated Financial Statements.................................31

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------



To the Board of Directors and Stockholders
Amexdrug Corporation
Commerce, California


We have audited the consolidated balance sheets of Amexdrug Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amexdrug Corporation as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 31, 2011

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   December 31,    December 31,
                                                       2010           2009
                                                  --------------  --------------

                Assets

Current Assets
   Cash and cash equivalents                      $      443,703  $     121,182
   Accounts receivable, net of allowance of
    $37,000 and $32,253, respectively                    473,983        430,184
   Inventory, net of allowance of $33,613
     and $0, respectively                                304,186        157,810
   Investment                                              7,649          7,490
   Prepaid expenses                                        8,079              -
   Deferred tax asset                                     53,140         13,778
   Other receivable                                            -         18,274
   Advances officer                                        3,918          1,057
                                                  --------------  --------------

              Total Current Assets                     1,294,658        749,775
                                                  --------------  --------------

Property and Equipment, at cost
   Office and computer equipment                         197,295        193,257
   Leasehold improvements                                 15,700         15,700
                                                  --------------  --------------
                                                         212,995        208,957
   Less accumulated depreciation                        (199,364)      (191,426)
                                                  --------------  --------------

              Net Property and Equipment                  13,631         17,531
                                                  --------------  --------------

Other Assets
   Other deposits                                         14,462         12,158
   Intangibles
      Customer base, net of accumulated
        amortization of $18,259                                -              -
      Trademark, net of accumulated
        amortization of $629 and $464,
        respectively                                       1,021          1,186
      Goodwill                                            17,765         17,765
                                                  --------------  --------------

              Total Other Assets                          33,248         31,109
                                                  --------------  --------------
              Total Assets                        $    1,341,537  $     798,415
                                                  ==============  ==============

       Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                               $      534,337  $     406,585
   Accrued liabilities                                    29,776         10,157
   Corporate tax payable                                 108,304          5,167
   Notes payable related parties                         108,023        108,023
   Business lines                                        310,590        204,881
                                                  --------------  --------------

              Total Current Liabilities                1,091,030        734,813
                                                  --------------  --------------

Shareholders' Equity
   Common stock, $0.0001 par value;
   50,000,000 authorized common shares
   8,470,481 shares issued and outstanding                 8,471          8,471
   Additional paid in capital                             83,345         83,345
   Treasury stock                                        (11,441)        (9,284)
   Retained earnings/(accumulated deficit)               170,132        (18,930)
                                                  --------------  --------------

              Total Shareholders' Equity                 250,507         63,602
                                                  --------------  --------------

Total Liabilities and Shareholders' Equity        $    1,341,537  $     798,415
                                                  ==============  ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Year Ended
                                                   December 31,    December 31,
                                                       2010           2009
                                                  --------------  --------------

Sales                                             $   11,487,177  $   9,766,972

Cost of Goods Sold                                    10,524,499      9,045,163
                                                  --------------  --------------

Gross Profit                                             962,678        721,809
                                                  --------------  --------------

Operating Expenses
   Selling, general and administrative expense           664,148        534,544
   Depreciation and amortization expense                   8,102          8,241
   Research and development                                    -        123,328
                                                  --------------  --------------

              Total Operating Expenses                   672,250        666,113
                                                  --------------  --------------

Income before Other Income/(Expenses)                    290,428         55,696
                                                  --------------  --------------

Other Income/(Expenses)
   Interest income                                         1,668              -
   Penalty                                                     -           (512)
   Unrealized gain/(loss)                                  2,584         (4,710)
   Realized loss                                          (3,341)             -
   Interest expense                                      (25,486)       (23,268)
                                                  --------------  --------------

              Total Other Income/(Expenses)              (24,575)       (28,490)
                                                  --------------  --------------

Income before Provision for Income Taxes                 265,853         27,206

Income tax expense                                       (76,791)        (8,860)
                                                  --------------  --------------

Net Income                                        $      189,062  $      18,346
                                                  ==============  ==============

BASIC AND DILUTED INCOME PER SHARE                $         0.02  $        0.00
                                                  ==============  ==============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                8,470,481      8,470,481
                                                  ==============  ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Year Ended
                                                   December 31,    December 31,
                                                       2010           2009
                                                  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $      189,062  $      18,346
Adjustment to reconcile net income to net cash
  used in operating activities
Depreciation and amortization                              8,102          8,241
Allowance for doubtful accounts                            4,747         10,153
Unrealized (gain)/loss on investment                      (2,584)         4,710
Realized loss on sale of investment                        3,341              -
Loss on Inventory                                         33,613              -
Change in Assets and Liabilities
      (Increase) Decrease in:
      Accounts receivable                                (48,546)      (125,940)
      Inventory                                         (179,990)        53,728
      Prepaid expenses                                    (8,079)         7,900
      Other receivable                                    18,274         (9,986)
      Deferred tax asset                                 (39,362)         2,567
      Other assets                                        (2,304)             -
      Increase (Decrease) in:
      Accounts payable and accrued liabilities           147,373        (28,362)
      Corporate income tax payable                       103,137         (4,103)
                                                  --------------  --------------

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES         226,784        (62,746)
                                                  --------------  --------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
    Proceeds from the sale of investment                   1,515              -
    Purchase of investments                               (2,431)        (9,519)
    Purchase of fixed assets                              (4,038)       (10,377)
                                                  --------------  --------------

NET CASH USED IN INVESTING ACTIVITIES                     (4,954)       (19,896)
                                                  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances to officer                                  (2,861)         4,303
     Payments on related party loans                           -         (1,179)
     Purchase of treasury stock                           (2,157)        (9,284)
     Proceeds from credit line                           105,709        113,594
                                                  --------------  --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                100,691        107,434
                                                  --------------  --------------

NET INCREASE IN CASH                                     322,521         24,792

CASH, BEGINNING OF PERIOD                                121,182         96,390
                                                  --------------  --------------

CASH, END OF PERIOD                               $      443,703  $     121,182
                                                  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                  $       16,882  $       6,457
                                                  ==============  ==============
   Income taxes                                  $         7,850  $       1,600
                                                  ==============  ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      Retained
                                            Additional                Earnings        Total
                          Common stock       Paid-in     Treasury   (Accumulated   Shareholders'
                        Shares     Amount    Capital       Stock      Deficit)        Equity
                      --------------------------------------------------------------------------
Balance at
  December 31, 2008   8,470,481     8,471      83,345           -       (37,276)       54,540

Treasury stock                -         -           -      (9,284)            -        (9,284)

Net income for the
  year ended
  December 31, 2009           -         -           -           -        18,346        18,346
                      --------------------------------------------------------------------------

Balance at
  December 31, 2009   8,470,481     8,471      83,345      (9,284)      (18,930)       63,602

Treasury stock                -         -           -      (2,157)            -        (2,157)

Net income for the
  year ended
  December 31, 2010           -         -           -           -       189,062       189,062
                      --------------------------------------------------------------------------

Balance at
  December 31, 2010   8,470,481  $  8,471  $   83,345  $  (11,441)   $  170,132  $    250,507
                      ==========================================================================



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


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

      On November 8, 2004, Amexdrug formed a new subsidiary, BioRx Pharmaceuticals, Inc. as a Nevada corporation. BioRx Pharmaceuticals, Inc.'s expertise lies in the manufacturing of pharmacy supplies and in conducting research and development of products for the healthcare industry. BioRx manufactures, develops distributes effective pharmaceuticals and cosmeceuticals, OTC products, and natural care products for the foot, nails, hair and for arthritis. Currently, BioRx Pharmaceuticals, Inc. has assets, liabilities, and operations.

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

      Use of Estimates
      ----------------
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the allowance for doubtful accounts, and the allowance for slow-moving inventory. Actual results could differ from those estimates.

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

                  Machinery & Office equipment                       3-10 Years
                  Leasehold improvements                              2-5 Years

      Depreciation expense was $7,938 and $8,117 for the years ended December 31, 2010 and 2009, respectively

      Fair Value of Financial Instruments
      -----------------------------------
      Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2010, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

      Basic Income per Share Calculations
      -----------------------------------
      Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. As of December 31, 2010 and 2009, the Company did not have any potentially issuable common shares outstanding; accordingly, diluted income per share is not applicable to the Company and is not presented.

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

      Research and Development
      ------------------------
      Research and development costs are expensed as incurred. Total research and development costs were $0 and $123,328 for the years ended December 31, 2010 and 2009, respectively.

      Advertising Costs
      -----------------
      The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $7,096 and $16,284 for the years ended December 31, 2010 and 2009, respectively.

      Stock Based Compensation
      ---------------------------
      Share-based Payment applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. We will be required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of this accounting pronouncement has not had a material impact on our results of operations.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


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

      During the year ended December 31, 2010, purchases from two vendors accounted for 79% and 14% of total purchases, respectively. Accounts payable to these vendors accounted for 73% and 8% of the total accounts payable balance as of December 31, 2010, respectively. During the year ended December 31, 2009, purchases from those two vendors accounted 82% and 14% of total purchases, respectively. Accounts payable to these vendors accounted for 85% and 14% of the total accounts payable balance as of December 31, 2009. The loss of these vendors could have a potential negative effect upon the Company's future operations.

      Dependence on Major Customers
      -----------------------------
      One customer accounted for 10% or more of our sales during the year ended December 31, 2010. Two customers accounted for 10% or more of our sales during the year ended December 31, 2009. They accounted for approximately 16% of our 2010 sales and 16% and 11% of our 2009 sales, respectively.

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

                                                        2010           2009
                                                  --------------  --------------
                  Raw materials, net of allowance
                  of $33,613 and $0, respectively $       11,000  $      43,644
                  Finished goods                         293,187        114,166
                                                  --------------  --------------
                  Total inventory                 $      304,187  $     157,810
                                                  ==============  ==============

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

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Intangible Assets (Continued)
      -----------------------------
      Goodwill represents the excess of the purchase price of Dermagen, Inc. over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs. The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit). The fair value of a reporting unit is determined based upon a eighting of the quoted market price of the Company's common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors. Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill. The amount of impairment of goodwill is measured by the excess of the goodwill's carrying value over its fair value. As of December 31, 2010 and 2009, the Company's goodwill was not deemed to be impaired.

      The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2010, based on the analysis of estimated undiscounted future net cash flows, the Company did not consider any of its long-lived assets to be impaired.

3.    INTANGIBLE ASSETS

      Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

                                 Useful Lives          2010            2009
                                ---------------   --------------  --------------
Trademarks                                        $        1,650  $       1,650
Less accumulated amortization          10 years             (629)          (464)
                                                  --------------  --------------
                                                  $        1,021  $       1,186
                                                  ==============  ==============

Customer base                                     $       18,259  $      18,259
Less accumulated amortization           3 years          (18,259)       (18,259)
                                                  --------------  --------------
                                                  $            -  $           -
                                                  ==============  ==============

      In aggregate, the Company recognized amortization expense of $165 and $124 for the years ended December 31, 2010 and 2009, respectively.

4.    RENTAL LEASES

      The Company leases expired during 2010 and were renewed on a month-to-month basis. Rent expense is recognized on a straight-line basis over the term of the leases. Rent expense relating to its facility leases for the years ended December 31, 2010 and 2009 was $100,360 and $67,684, respectively.

      As of December 31, 2010, the Company had refundable deposits relating to these operating leases of $14,362. Additionally, the Company leases its executive offices on a month-to-month basis for $7,138 per month.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


5.    INCOME TAXES

      The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

      Accounting for Uncertainty in Income Taxes was adopted by the Company on January 1, 2007. The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended December 31, 2010 and 2009, the Company did not recognize interest and penalties.

6.    DEFERRED TAX BENEFIT

      Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The provision (benefit) for income taxes for the years ended December 31, 2010 and 2009 consist of the following:

                                                       2010            2009
                                                  --------------  --------------
                  Federal:
                    Current                       $       87,565  $       4,442
                    Deferred                             (30,440)        (1,707)
                  State:
                    Current                               25,665          2,477
                    Deferred                              (8,922)          (952)
                                                  --------------  --------------

                                                  $       73,868  $       4,260
                                                  ==============  ==============

      Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

                                                       2010            2009
                                                  --------------  --------------
                  Deferred Tax Assets:
                    Depreciation                  $       20,011  $       7,133
                    Related Party Accruals                 3,370              -
                    Allowance for Doubtful
                      Accounts                            14,430          7,618
                    Allowance for Inventory               13,109              -
                    Unrealized gain/(loss)                 2,220           (973)
                  Deferred Tax Liabilities:                    -              -
                                                  --------------  --------------

                    Net Deferred Tax Asset        $       53,140  $      13,778
                                                  ==============  ==============

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


6.    DEFERRED TAX BENEFIT (Continued)

      The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

                                                       2010            2009
                                                  --------------  --------------

                  Book income                     $      103,683  $       6,486
                  State income taxes                      (9,363)          (229)
                  Depreciation                               489         (2,177)
                  M & E                                    1,099            720
                  Non deductible expenses                      -            122
                  Related party accrual                    3,370         (1,451)
                  Unrealized loss                         (1,008)         2,087
                  Allowance for doubtful accounts          1,851          1,123
                  Allowance for Inventory                 13,109              -
                  Valuation Allowance                          -              -
                                                  --------------  --------------

                  Income tax expense              $      113,230  $       6,681
                                                  ==============  ==============

7.    RELATED PARTY TRANSACTIONS

      The Company borrowed $109,202 from a shareholder to facilitate the purchase of Dermagen and to cover operating expenses. The balance of $108,023 is payable on demand and carries an annual interest rate of 8%, payable every 6 months. The interest paid as of December 31, 2010 and 2009 was $0 and $8,736 respectively.

8.    BANK LINE OF CREDIT

      The Company received a line of credit from Wells Fargo Bank for $70,000, which as of December 31, 2010 and 2009 has a balance owing of $65,988 and $54,279 respectively. The interest rate is prime plus 4% payable every month.

9.    BANK LINE OF CREDIT

      The Company received a line of credit during June 2010 from National Bank of California for $250,000, which, as of December 31, 2010 and 2009 had a balance owing of $244,602 and $150,602 respectively. The interest rate is 2.5% over the index payable every month. The note matures in June 2011.

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

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


10.   BUSINESS SEGMENT INFORMATION (Continued)

      The following tables describe information regarding the operations and assets of these reportable business segments:

                                                    Health and
                                                      Beauty
                                 Distribution        Products           Total
                                --------------    --------------  --------------
For the year ended
 December 31, 2010
  Sales to external customers   $    10,394,727   $    1,092,450  $  11,487,177
  Depreciation and amortization           4,735            3,367          8,102
  Interest income                         1,668                -          1,668
  Interest expense                       25,484                -         25,484
  Segment income (loss) before
    taxes                               212,290           53,563        265,853
  Segment assets                        794,331          522,936      1,317,267


For the year ended
 December 31, 2009
  Sales to external customers   $     9,356,884   $      410,088  $   9,766,972
  Depreciation and amortization           1,420            6,821          8,241
  Interest expense                       23,268                -         23,268
  Segment income (loss) before
    taxes                               403,877         (425,815)       (21,938)
  Segment assets                        523,364          212,634        735,998

11.   SUBSEQUENT EVENTS

      Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

      The Company entered into a new facility lease dated March 1, 2011 for premises located in Fullerton, California. The lease is for a one year term expiring on February 29, 2012, with monthly rents of $2,464. Also, the Company entered into another lease for manufacturing space for three years expiring February 28, 2014, with monthly rents of $6,525.

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

--------------------------------------------------------------------------------

                        ITEM 9A. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Under the supervision and with the participation of management, Jack Amin, acting as our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of December 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based upon this evaluation our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2010.

During the quarter ended December 31, 2010, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

--------------------------------------------------------------------------------

        ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

--------------------------------------------------------------------------------

Identification of directors and executive officers

The following table as of March 18, 2011, includes the name, age, and position of each executive officer and director of Amexdrug and the term of office of each director.

Name                   Age      Position           Director and/or Officer Since
----                   ---      --------           -----------------------------

Jack Amin              52    President, Secretary,         April 2000
                             Treasurer and Director

Rodney S. Barron,      58    Director                      December 2001
M.D.

Behrooz Meimand        62    Director                      December 2001

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

Code of Ethics

We adopted a Code of Ethics in 2008 that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics is incorporated by reference to this Annual Report.

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

--------------------------------------------------------------------------------

                        ITEM 11. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

Cash compensation

The following table shows compensation earned during fiscal 2010 and 2009 by the Chief Executive Officer and by any other executive officers whose compensation during one of the two fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

                           SUMMARY COMPENSATION TABLE

Name and
Principal      Fiscal      Salary   Bonus     Stock    All Other
Position       Year         ($)      ($)      Awards  Compensation    Total
--------------------------------------------------------------------------------

Jack Amin    12/31/10     $114,000    0         0         0         $114,000
President/   12/31/09     $102,250    0         0         0          102,250
Director

Columns have been omitted from the Summary Compensation Table above for option awards, non-equity incentive plan compensation and changes in pension value and nonqualified deferred compensation earnings since there were none.

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Amexdrug's management during the fiscal years ended December 31, 2010 and 2009. Except as described above, no other officers or directors were paid any salaries or compensation during the years ended December 31, 2010 or 2009. Further, no member of Amexdrug's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this
Item 11.

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

Amexdrug intends to enter into an employment agreement with Jack Amin in the near future that may provide for a salary of $150,000 per year retroactive to January 1, 2011, and possible bonuses as the board of directors may determine are appropriate. In the event Amexdrug is unable to pay the full $150,000 per year annual salary to Mr. Amin, he has indicated that he may accept a portion of the salary in the form of Amexdrug common stock.

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

Compensation Committee Report

The Company has no compensation Committee, and the function of the compensation committee is handled by the Board of Directors. Jack Amin also serves as an officer of the Company. The Board of Directors approved the compensation paid to Jack Amin in 2010.

--------------------------------------------------------------------------------

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to Amexdrug to be the beneficial owners of more than five percent of Amexdrug's common stock as of March 29, 2011. Each of these persons has sole investment and sole voting power over the shares indicated.

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

Security ownership of management

      The following table sets forth the share holdings of Amexdrug's directors and executive officers as of March 29, 2010. Each of these persons has sole investment and sole voting power over the shares indicated.

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

--------------------------------------------------------------------------------

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
                           AND DIRECTOR INDEPENDENCE

--------------------------------------------------------------------------------

Transactions with management and others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, during the last two fiscal years ended December 31, 2010, or since December 31, 2010, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a direct or indirect material interest, other than the following:

1. Amexdrug anticipates that it may enter into an employment agreement with Jack Amin in the near future. It is expected that the employment agreement may be retroactive to January 1, 2011, and that it will provide for an annual salary of $150,000 and possible bonuses as the board of directors may determine are appropriate. The employment agreement may give Mr. Amin the option to take a portion of the salary in shares of the Company's common stock.

2. Amexdrug borrowed $109,202 from the wife of our CEO to facilitate the purchase of Dermagen and to cover operating expenses. The balance of $108,023 as of December 31, 2010 is payable on demand and carries an annual interest rate of 8%, payable every six months. The interest paid as of December 31, 2010 and 2009 was $0 and $8,736, respectively.

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

Audit Fees

For the fiscal years ended December 31, 2010 and 2009, our principal accountant billed $18,500 and $19,400, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings.

Audit-Related Fees

There were no other fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for the fiscal years ended December 31, 2010 and 2009.

Tax Fees

For the fiscal years ended December 31, 2010 and 2009, our principal accountant billed us $1,500 and $2,373, respectively, for services for tax compliance, tax advice, and tax planning work.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years ended December 31, 2010 and 2009.

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

--------------------------------------------------------------------------------

              ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

--------------------------------------------------------------------------------

1.  Financial Statements:

Index to Financial Statements

Amexdrug Corporation
Report of Independent Registered Public Accounting Firm                      26
Balance Sheets at December 31, 2010 and December 31, 2009                    27
Statements of Income for the years ended December 31, 2010 and 2009 28 Statements of Changes in Stockholders Equity for the years ended
  December 31, 2010, and 2009                                                29
Statements of Cash Flows for the years ended December 31, 2010 and
  2009                                                                       30
Notes to Financial Statements                                                31

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

3.  Exhibits

The following exhibits are filed as part of this report.

Exhibit                                                                Exhibit
Number            Description                                          Location
-------           -----------                                          --------

 2.1             Agreement and Plan of Merger                             *
                 (to change domicile from California)

 2.2             Agreement and Plan of Reorganization                     **

 3.1             Articles of Incorporation                                ***

 3.2             By-Laws                                                  ***

10.1             Promissory Note with National Bank of California         *****
                 dated June 23, 2008

10.2             Change in Terms Agreement with National Bank of          *****
                 California dated June 9, 2009

10.3             Change in Terms Agreement with National Bank of          ******
                 California dated March 3, 2009

10.4             Subordination Agreement between Nora Y. Amin,            ******
                 National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009

10.5             Business Loan Agreement between National Bank of         ******
                 California, Amexdrug and its subsidiaries dated
                 June 23, 2008

10.6             Commercial Security Agreement between National           ******
                 Bank of California, Amexdrug and its subsidiaries dated June 23, 2008

10.7             Commercial Guarantee between National Bank of            ******
                 California, Jack N. Amin, Amexdrug and its
                 Subsidiaries

10.8             Commercial Guarantee between National Bank of            ******
                 California, Nora Y. Amin, Amexdrug and its subsidiaries

10.9             Lease Agreement between Fullerton Business          This Filing
                 Center, LLC, Lessor, and Allied Med, Inc.,
                 Lessee, dated March 1, 2011 (Units I & J)

10.10            Guaranty of Lease by Jack Amin (Units I & J)        This Filing

10.11            Lease Agreement between Condor Associates, LLC,     This Filing
                 Lessor, and Allied Med, Inc.,
                 Lessee, dated February 22, 2011

10.12            Guaranty of Lease by Jack Amin and Nora Amin        This Filing

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

  * Exhibit 2.1 is incorporated by reference from Amexdrug's Form 8-K Current Report filed December 21, 2001 as Exhibit No. 10.01.

  ** Exhibit 2.2 is incorporated by reference from Amexdrug's Form 8-K Current Report filed January
                 15, 2002 as Exhibit No. 10.01.

  *** Exhibit 3.1 and 3.2 are incorporated by reference from Amexdrug's Form 10-KSB for the years ended December 31, 2001 filed on April 1, 2002.

**** Exhibit 14.1 is incorporated by reference from Amexdrug's Form 10-K for the year ended
                 December 31, 2008 filed April 13, 2009

*****            Exhibits 10.1 and 10.2 are incorporated
                 by reference From Amexdrug's Form 10-Q for the period ended June 30, 2009 filed August 14, 2009

******           Exhibits 10.3 through 10.8 and
                 21.1 are incorporated by reference from Amexdrug's Form 10-Q/A for the period ended June 30, 2009 filed September 18, 2009

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

                                AMEXDRUG CORPORATION



Date: March 31, 2011             By/s/ Jack Amin
                                   ----------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.



Date: March 31, 2011             By /s/ Jack Amin
                                   ----------------------------------
                                  Jack Amin, Director, President and
                                  Chief Executive Officer, Chief
                                  Financial Officer and Chief
                                  Accounting Officer



Date: March 31, 2011             By
                                   ----------------------------------
                                  Rodney Barron, M.D., Director



Date: March 31, 2011             By /s/ Behrooz Meimand
                                   ----------------------------------
                                  Behrooz Meimand, Director

                                 EXHIBIT INDEX

Exhibit                                                                Exhibit
Number            Description                                          Location
-------           -----------                                          --------

2.1              Agreement and Plan of Merger                             *
                 (to change domicile from California)

2.2              Agreement and Plan of Reorganization                     **

3.1              Articles of Incorporation                                ***

3.2              By-Laws                                                  ***

10.1             Promissory Note with National Bank of California         *****
                 dated June 23, 2008

10.2             Change in Terms Agreement with National Bank of          *****
                 California dated June 9, 2009

10.3             Change in Terms Agreement with National Bank of          ******
                 California dated March 3, 2009

10.4             Subordination Agreement between Nora Y. Amin,            ******
                 National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009

10.5             Business Loan Agreement between National Bank of         ******
                 California, Amexdrug and its subsidiaries dated
                 June 23, 2008

10.6             Commercial Security Agreement between National           ******
                 Bank of California, Amexdrug and its subsidiaries dated June 23, 2008

10.7             Commercial Guarantee between National Bank of            ******
                 California, Jack N. Amin, Amexdrug and its
                 Subsidiaries

10.8             Commercial Guarantee between National Bank of            ******
                 California, Nora Y. Amin, Amexdrug and its subsidiaries

10.9             Lease Agreement between Fullerton Business          This Filing
                 Center, LLC, Lessor, and Allied Med, Inc.,
                 Lessee, dated March 1, 2011 (Units I & J)

10.10            Guaranty of Lease by Jack Amin (Units I & J)        This Filing

10.11            Lease Agreement between Condor Associates, LLC,     This Filing
                 Lessor, and Allied Med, Inc.,
                 Lessee, dated February 22, 2011

10.12            Guaranty of Lease by Jack Amin and Nora Amin        This Filing

14.1             Code of Ethics                                           ****

21.1             List of Subsidiaries of Amexdrug Corporation             ******

31.1             Certification of Chief Executive Officer            This Filing
                 pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002

31.3             Certification of Chief Financial Officer            This Filing
                 pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002

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

  * Exhibit 2.1 is incorporated by reference from Amexdrug's Form 8-K Current Report filed December 21, 2001 as Exhibit No. 10.01.

  ** Exhibit 2.2 is incorporated by reference from Amexdrug's Form 8-K Current Report filed January
                 15, 2002 as Exhibit No. 10.01.

  *** Exhibit 3.1 and 3.2 are incorporated by reference from Amexdrug's Form 10-KSB for the years ended December 31, 2001 filed on April 1, 2002.

**** Exhibit 14.1 is incorporated by reference from Amexdrug's Form 10-K for the year ended
                 December 31, 2008 filed April 13, 2009

*****            Exhibits 10.1 and 10.2 are incorporated
                 by reference From Amexdrug's Form 10-Q for the period ended June 30, 2009 filed August 14, 2009

******           Exhibits 10.3 through 10.8 and
                 21.1 are incorporated by reference from Amexdrug's Form 10-Q/A for the period ended June 30, 2009 filed September 18, 2009



                                       53
--------------------------------------------------------------------------------