Form 10-Q
period 2011-03-31
AMEXDRUG CORP
filed 2011-05-06
CIK 45621

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to____________

                         Commission file number 0-7473

                              Amexdrug Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

                      NEVADA                              95-2251025
                      ------                              ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  identification No.)

                               7251 Condor Street
                           Commerce, California 90040
                           --------------------------
              (Address of principal executive offices) (Zip code)

                 Registrant's telephone number: (323) 725-3100

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

Large accelerated filer [  ]                            Accelerated filer [  ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)
                                                Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2011, there were 8,457,309 shares of the issuer's common stock issued and outstanding, and an additional 13,172 shares held as treasury shares.

                              AMEXDRUG CORPORATION
                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Item 1.  Financial Statements (Unaudited)...................................3

         Consolidated Balance Sheets -- As of March 31, 2011
           (Unaudited) and December 31, 2010 (Audited)......................5

         Consolidated Statements of Operations for the Three Months
           Ended March 31, 2011 and 2010 (Unaudited)........................6

         Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2011 and 2010 (Unaudited)........................7

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

Item 1.  Legal Proceedings..................................................14

Item 1A. Risk Factors.......................................................15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........15

Item 3.  Defaults Upon Senior Securities....................................15

Item 4.   (Removed and Reserved)............................................15

Item 5.   Other Information.................................................15

Item 6.   Exhibits..........................................................15

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

      The consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of March 31, 2011 (unaudited) and December 31, 2010 (audited), the related unaudited consolidated statements of operations for the three month periods ended March 31, 2011 and March 31, 2010, the related unaudited consolidated statements of cash flows for the three month periods ended March 31, 2011 and March 31, 2010 and the notes to the unaudited consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug's annual report on Form 10-K for the year ended December 31, 2010.

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

      Operating results for the quarter ended March 31, 2011, are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

                     Amexdrug Corporation and Subsidiaries


                         index to financial statements


                                                                          Page
                                                                          ----

Consolidated Balance Sheets - March 31, 2011 (Unaudited)
  and December 31, 2010 (Audited)...........................................5

Consolidated Statements of Operations (Unaudited) for the
   Three Months Ended March 31, 2011 and 2010...............................6

Consolidated Statements of Cash Flows (Unaudited) for the
   Three Months Ended March 31, 2011 and 2010...............................7

Notes to Consolidated Financial Statements..................................8

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                    March 31,      December 31,
                                                       2011           2010
                                                 --------------  ---------------
                                                  (Unaudited)
                     Assets

Current Assets
  Cash and cash equivalents                      $      257,925  $      443,703
  Investment                                              6,568           7,649
  Accounts receivable, net of allowance
    of $37,000 and 37,000, respectively                 623,222         473,983
  Prepaid expenses                                        6,875           8,079
  Inventory, net of allowance of $33,613
    and 33,613, respectively                            409,379         304,186
  Deferred tax asset                                     43,970          53,140
  Advances officer                                        4,950           3,918
                                                 --------------  ---------------

           Total Current Assets                       1,352,889       1,294,658
                                                 --------------  ---------------

Property and Equipment, at cost
  Office and computer equipment                         197,295         197,295
  Leasehold improvements                                 15,700          15,700
                                                 --------------  ---------------
                                                        212,995         212,995
  Less accumulated depreciation                        (200,280)       (199,364)
                                                 --------------  ---------------

           Net Property and Equipment                    12,715          13,631
                                                 --------------  ---------------

Other Assets
  Other deposits                                         28,212          14,462
  Intangibles
    Customer base, net of accumulated
      amortization of $18,259                                 -               -
    Trademark, net of accumulated
      amortization of $670 and $629,
      respectively                                          980           1,021
    Goodwill                                             17,765          17,765
                                                 --------------  ---------------

           Total Other Assets                            46,957          33,248
                                                 --------------  ---------------
           Total Assets                          $    1,412,561  $    1,341,537
                                                 ==============  ===============

     Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                               $      465,780  $      534,337
  Accrued liabilities                                    16,200          29,776
  Corporate tax payable                                 162,615         108,304
  Notes payable related parties                         108,023         108,023
  Business lines                                        245,932         310,590
                                                 --------------  ---------------

           Total Current Liabilities                    998,550       1,091,030
                                                 --------------  ---------------

Shareholders' Equity
  Common stock, $0.0001 par value;
   50,000,000 authorized common shares
   8,470,481 shares issued and outstanding                8,471           8,471
  Additional paid in capital                             83,345          83,345
  Treasury stock                                        (12,048)        (11,441)
  Retained earnings                                     334,243         170,132
                                                 --------------  ---------------

           Total Shareholders' Equity                   414,011         250,507
                                                 --------------  ---------------

           Total Liabilities and
           Shareholders' Equity                  $    1,412,561  $    1,341,537
                                                 ==============  ===============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three Months Ended
                                                     March 31,      March 31,
                                                       2011            2010
                                                 --------------  ---------------

Sales                                            $    2,840,717  $    2,749,686

Cost of Goods Sold                                    2,409,415       2,515,851
                                                 --------------  ---------------

Gross Profit                                            431,302         233,835
                                                 --------------  ---------------

Operating Expenses
   Selling, general and administrative expense          150,632         127,249
                                                 --------------  ---------------

              Total Operating Expenses                  150,632         127,249
                                                 --------------  ---------------

Income  before depreciation expense                     280,670         106,586

   Depreciation and amortization expense                    958           1,600
                                                 --------------  ---------------

Income before Other Income/(Expenses)                   279,712         104,986
                                                 --------------  ---------------

Other Income/(Expenses)
   Interest income                                            -               -
   Penalty                                                 (221)              -
   Unrealized gain/(loss)                                  (474)            330
   Interest expense                                      (6,426)         (6,279)
                                                 --------------  ---------------

              Total Other Income/(Expenses)              (7,121)         (5,949)
                                                 --------------  ---------------

Income/(Loss) before Provision for Income Taxes         272,591          99,037

Income tax benefit/(expense)                           (108,480)        (22,828)
                                                 --------------  ---------------

Net Income                                       $      164,111  $       76,209
                                                 ==============  ===============

BASIC AND DILUTED INCOME/(LOSS) PER SHARE        $         0.02  $         0.01
                                                 ==============  ===============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                               8,470,481       8,470,481
                                                 ==============  ===============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Three Months Ended
                                                    March 31,       March 31,
                                                      2011            2010
                                                 --------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $      164,111  $       76,209
  Adjustment to reconcile net income to
    net cash used in operating activities
  Depreciation and amortization                             958           1,600
  Unrealized loss (gain) on investment                      474            (330)
  Change in Assets and Liabilities
    (Increase) Decrease in:
    Accounts receivable                                (149,239)        (80,947)
    Inventory                                          (105,192)        (46,139)
    Prepaid expenses                                      1,204               -
    Deferred tax asset                                    9,170         (13,655)
    Other assets                                        (13,750)         (2,304)
    Increase (Decrease) in:
    Accounts payable and accrued liabilities            (82,135)         13,773
    Corporate income tax payable                         54,311          34,883
                                                 --------------  ---------------

           NET CASH USED IN
           OPERATING ACTIVITIES                        (120,088)        (16,910)
                                                 --------------  ---------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
  Proceeds (payments) from investments                      607          (1,094)
  Purchase of fixed assets                                    -            (826)
                                                 --------------  ---------------

           NET CASH PROVIDED (USED) IN
           INVESTING ACTIVITIES                             607          (1,920)
                                                 --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances to officer                                    (1,032)            (33)
  Purchase of treasury stock                               (607)           (405)
  Proceeds (Payments) from credit line                  (64,658)         24,721
                                                 --------------  ---------------

           NET CASH (USED) PROVIDED
           BY FINANCING ACTIVITIES                      (66,297)         24,283
                                                 --------------  ---------------

           NET INCREASE (DECREASE) IN CASH             (185,778)          5,453


CASH, BEGINNING OF PERIOD                               443,703         121,182
                                                 --------------  ---------------

CASH, END OF PERIOD                              $      257,925  $      126,635
                                                 ==============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Interest paid                                  $        2,819  $        4,118
                                                 ==============  ===============
  Income taxes                                   $       45,000  $          800
                                                 ==============  ===============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                                 MARCH 31, 2011


1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

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

      Income per Share Calculations
      Income per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted income per share is the same as the basic income per share for the three month period ended March 31, 2011, because there are no outstanding dilutive instruments.

3.    CAPITAL STOCK

      During the three month period ended March 31, 2011, the Company issued no shares of common stock.

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

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                                 MARCH 31, 2011


5.    BUSINESS SEGMENT INFORMATION

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

      The following tables describe information regarding the operations and assets of these reportable business segments:

                                                   Health and
                                                     Beauty
                                  Distributions     Products         Total
                                 ==============  ==============  ===============
For the period ended March 31,
 2011
  Sales to external customers    $    2,446,688  $      394,029  $    2,840,717
  Depreciation and amortization             797             161             958
  Segment income (loss) before
   taxes                                118,498         154,094         272,592
  Segment assets                        756,986         655,574       1,412,560


For the period ended March 31,
 2010
  Sales to external customers    $    2,526,591  $      223,095  $    2,749,686
  Depreciation and amortization             794             806           1,600
  Segment income (loss) before
   taxes                                 36,710          62,327          99,037
  Segment assets                        564,519         383,077         947,596

6.    SUBSEQUENT EVENT

      Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no subsequent events to be reported.

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

      Amexdrug Corporation, through its wholly-owned subsidiaries, BioRx Pharmaceuticals, Inc., Allied Med, Inc., Dermagen, Inc. and Royal Health Care, Inc., is a pharmaceutical and cosmeceutical company specializing in the research and development, manufacturing and distribution of pharmaceutical drugs, cosmetics and distribution of prescription and over-the-counter drugs, private manufacturing and labeling and a quality control laboratory. At Amexdrug Corporation, it is our anticipation to give our clientele the opportunity to purchase cost effective products while attempting to maximize the return of investments to our shareholders.

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

      Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,457,309 are issued and outstanding as of March 31, 2011, with an additional 13,172 shares held as treasury shares.

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

      A total of fourteen innovative health and wellness products have been manufactured for sale by BioRx Pharmaceuticals, Inc. These over-the-counter and natural products are effective for treatment of fungus, arthritis, sunburn protection and for healthy feet and nails. BioRx Pharmaceuticals is planning to sell these products to national chain drugstores, sport chain stores, natural food markets and other mass markets. These products will be marketed under the name of Sponix, and will be sold under the name of BioRx Pharmaceuticals.

Allied Med, Inc.
----------------

      On December 31, 2001, Amexdrug acquired all of the issued and outstanding common shares of Allied Med, Inc., an Oregon corporation, in a share exchange in a related party transaction.

      Allied Med, Inc., was formed as an Oregon corporation in October 1997 to operate in the pharmaceutical wholesale business of selling a full line of brand name and generic pharmaceutical products, over-the-counter (OTC) drug and non-drug products and health and beauty products to independent and chain pharmacies, alternative care facilities and other wholesalers. At Allied Med our sincere interest is our customers' needs. Our competitive discount pricing allows our customers an advantage.

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

      Dermagen, Inc. is a growing manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals, medical devices, health and beauty products. Dermagen, Inc. has a U.S.-FDA registered and state FDA approved manufacturing facility licensed to develop high margin skin and novel health and beauty products for niche markets. Dermagen's competitive advantage is in its superior product research and development.

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

Lease Agreements and Certain Other Contracts
--------------------------------------------

      The Company has one written lease agreement covering the property leased to the Company in Fullerton, California, and one lease agreement covering the property leased to the Company in Commerce, California. The Company's loan agreement with Nora Amin is verbal. The Company does not have written contracts with its major suppliers or buyers. The Company has a written line of credit agreement with National Bank of California. Copies of the Company's written lease agreements and material contracts have been filed as exhibits to certain of its quarterly and annual reports. See the Exhibit Index for a description of these agreements and for information on where copies can be found.

Business Segments
-----------------

      Since 2005, Amexdrug has had operations in two segments of its business, namely: Distribution and Health and Beauty Products. Distribution consists of the wholesale pharmaceutical distribution and resale of brand and generic pharmaceutical products, over-the-counter drugs and non-drug products and health and beauty products. Health and Beauty Products consist of the manufacture and distribution of primarily health and beauty products. Manufacturing includes expertise in research and development for health care industry products, including pharmacy supplies.

Results of Operations
---------------------

Revenues
--------

      For the three months ended March 31, 2011, Amexdrug reported sales of $2,840,717, comprised of $2,446,688 of sales from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and (OTC) health and beauty products, and $394,029 of sales of health and beauty products manufactured by the Company. This is $91,031 more than the $2,749,686 of sales reported for the three months ended March 31, 2010 which was comprised primarily of $2,526,591 sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products, and over the counter (OTC) health and beauty products, and $223,095 of sales of health and beauty products manufactured by the Company. During the three month period ended March 31, 2011, Amexdrug experienced a modest increase in total sales due, in part, to increased marketing efforts by the Company, as well as having an increased number of products to sell.

Cost of Goods Sold
------------------

      Cost of goods sold for the three months ended March 31, 2011 was $2,409,415, a decrease of $106,436 from the $2,515,851 cost of goods sold for the three months ended March 31, 2010.

Gross Profit
------------

      During the three months ended March 31, 2011, gross profit increased by $197,467 to $431,302, or 15.2% of sales, from the $233,835, or 8.5% of sales, recorded for the three months ended March 31, 2010. The change in gross profit margin is attributable to increased sales of higher gross margin products sold in 2011.

Expenses
--------

      Total operating expenses for the three months ended March 31, 2011, consisting entirely of selling, general and administrative expenses were $150,632, an increase of $23,383 from the total operating expenses of $127,249 recorded for the three months ended March 31, 2010. The increase in selling, general and administrative expense is primarily attributed to increased commissions payable on the increased sales and increased amounts paid for outside services and moving expenses.

Net Income
----------

      During the three months ended March 31, 2011, Amexdrug experienced net income of $164,111, an increase of $87,902 from the $76,209 of net income recorded for the three months ended March 31, 2010. Amexdrug's increase in net profits during the three month period ended March 31, 2011, is attributable largely to the increase of sales of higher gross margin products sold and resulting increase in gross profits earned in the later period.

Liquidity and Capital Resources - March 31, 2011
------------------------------------------------

      As of March 31, 2011, Amexdrug reported total current assets of $1,352,889, comprised primarily of cash and cash equivalents of $257,925, net accounts receivable of $623,222, inventory of $409,379, and a deferred tax asset of $43,970. Total assets as of March 31, 2011 were $1,412,561, which included total current assets, plus net property and equipment of $12,715, other deposits of $28,212, trademark of $980, and goodwill of $17,765.

      Amexdrug's liabilities as of March 31, 2011, consisted primarily of accounts payable of $465,780, note payable to related party of $108,023, business lines of credit of $245,932, accrued liabilities of $16,200 and corporate tax payable of $162,615.

      During the three months ended March 31, 2011, Amexdrug used $120,088 cash in operating activities compared to $16,910 cash used in operating activities in the three months ended March 31, 2010. The primary adjustments to reconcile net income to net cash used in operating activities during the first quarter of 2011 were as follows: an increase in accounts receivable of $149,239, an increase in inventory of $105,192, a decrease in accounts payable and accrued liabilities of $82,135, an increase in other assets of $13,750, a decrease in deferred tax asset of $9,170 and an increase in corporate income tax payable of $54,311. Amexdrug had $257,925 in cash and cash equivalents at March 31, 2011. Operations have primarily been funded through net income and an increase in the credit line balances when needed. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Stock Repurchases
-----------------

      Between approximately June 2007 and March 31, 2011, Amexdrug repurchased a total of 13,172 shares of its common stock at prices ranging from a low of $0.20 per share to a high of $3.03 per share. These shares are held by Amexdrug as treasury shares. Amexdrug anticipates that it may make additional small purchases of its shares throughout the remainder of 2011.

Inflation
---------

      In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures
--------------------

      The Company expended $0 and $826 on capital expenditures during the three month periods ended March 31, 2011 and 2010, respectively. The Company has no current plans for any significant capital expenditures.

Critical Accounting Policies
----------------------------

      In the notes to the audited consolidated financial statements for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Item 4. Controls and Procedures.

      Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of March 31, 2011. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosures.

      During the last fiscal quarter ended March 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

      During the three month period ended March 31, 2011, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company's unregistered stock made in the past three years, please refer to the Company's Annual Reports on Form 10-KSB or Form 10-K, and the Company's Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2007.

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

10.5          Business Loan Agreement between National Bank of          ******
              California, Amexdrug and its subsidiaries dated
              June 23, 2008

10.6          Commercial Security Agreement between National            ******
              Bank of California, Amexdrug and its subsidiaries dated June 23, 2008

10.7          Commercial Guarantee between National Bank of             ******
              California, Jack N. Amin, Amexdrug and its
              Subsidiaries

10.8          Commercial Guarantee between National Bank of             ******
              California, Nora Y. Amin, Amexdrug and its subsidiaries

10.9          Lease Agreement between Fullerton Business                *******
              Center, LLC, Lessor, and Allied Med, Inc.,
              Lessee, dated March 1, 2011 (Units I & J)

10.10         Guaranty of Lease by Jack Amin (Units I & J)              *******

10.11         Lease Agreement between Condor Associates, LLC,           *******
              Lessor, and Allied Med, Inc.,
              Lessee, dated February 22, 2011

10.12         Guaranty of Lease by Jack Amin and Nora Amin              *******

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

  * Exhibit 2.1 is incorporated by reference from Amexdrug's Form 8-K Current Report filed December
              21, 2001 as Exhibit No. 10.01.

  ** Exhibit 2.2 is incorporated by reference from Amexdrug's Form 8-K Current Report filed January
              15, 2002 as Exhibit No. 10.01.

  *** Exhibit 3.1 and 3.2 are incorporated by reference from Amexdrug's Form 10-KSB for the year ended December 31, 2001 filed on April 1, 2002.

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

*******       Exhibits 10.9 through 10.12 are incorporated by
              reference from Amexdrug's Form 10-K for the
              year ended December 31, 2010 filed March 31,
              2011

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AMEXDRUG CORPORATION


Date: May 5, 2011                                By: /s/ Jack Amin
                                                 --------------------------
                                                 Jack Amin
                                                 Director, President, Chief
                                                 Executive Officer, Chief
                                                 Financial Officer and
                                                 Chief Accounting Officer

--------------------------------------------------------------------------------