Form 10-Q
period 2011-06-30
AMEXDRUG CORP
filed 2011-08-12
CIK 45621

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2011

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

Large accelerated filer [  ]                     Accelerated filer [  ]

Non-accelerated filer   [  ]                     Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2011, there were 8,457,109 shares of the issuer's common stock issued and outstanding, and an additional 13,372 shares held as treasury shares.

                              AMEXDRUG CORPORATION
                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                         ------

Item 1.  Financial Statements (Unaudited).....................................3

         Consolidated Balance Sheets -- As of June 30, 2011 (Unaudited)
           and December 31, 2010 (Audited)....................................5

         Consolidated Statements of Operations for the Three and Six Months
           Ended June 30, 2011 and 2010 (Unaudited)...........................6

         Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2011 and 2010 (Unaudited)...........................7

         Notes to Consolidated Financial Statements (Unaudited)...............8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........15

Item 4.  Controls and Procedures.............................................15


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................15

Item 1A. Risk Factors........................................................15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........15

Item 3.  Defaults Upon Senior Securities.....................................15

Item 4.  (Removed and Reserved)..............................................15

Item 5.  Other Information...................................................15

Item 6.  Exhibits............................................................15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of June 30, 2011 (unaudited) and December 31, 2010 (audited), the related unaudited consolidated statements of operations for the three and six month periods ended June 30, 2011 and June 30, 2010, the related unaudited consolidated statements of cash flows for the six month periods ended June 30, 2011 and June 30, 2010, and the notes to the unaudited consolidated financial statements follow. The consolidated financial statements have been prepared by Amexdrug's management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug's annual report on Form 10-K for the year ended December 31, 2010.

      The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of Amexdrug Corporation consolidated with BioRx Pharmaceuticals, Inc., Allied Med, Inc., and Dermagen, Inc., and its wholly owned subsidiaries, and all such adjustments are of a normal recurring nature. The names "Amexdrug", "we", "our" and "us" used in this report refer to Amexdrug Corporation.

      Operating results for the quarter ended June 30, 2011, are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

                     Amexdrug Corporation and Subsidiaries


                         index to financial statements


                                                                           Page
                                                                           ----

         Consolidated Balance Sheets - June 30, 2011(Unaudited)
           and December 31, 2010 (Audited)....................................5

         Consolidated Statements of Operations (Unaudited) for the
           Three and Six Months Ended June 30, 2011 and 2010..................6

         Consolidated Statements of Cash Flows (Unaudited) for the
           Six Months Ended June 30, 2011 and 2010............................7

         Notes to Consolidated Financial Statements...........................8

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                     June 30,      December 31,
                                                       2011            2010
                                                  -------------   --------------
                                                   (Unaudited)
                       Assets

Current Assets
  Cash and cash equivalents                       $     151,159   $     443,703
  Investment                                              5,652           7,649
  Accounts receivable, net of allowance
    of $37,000 and $37,000, respectively                897,520         473,983
  Prepaid expenses                                            -           8,079
  Inventory                                             339,403         304,186
  Deferred tax asset                                     45,087          53,140
  Advances officer                                       11,620           3,918
                                                  -------------   --------------

         Total Current Assets                         1,450,441       1,294,658
                                                  -------------   --------------

Property and Equipment, at cost
  Office and computer equipment                         208,586         197,295
  Leasehold improvements                                 15,700          15,700
                                                  -------------   --------------
                                                        224,286         212,995
  Less accumulated depreciation                        (201,453)       (199,364)
                                                  -------------   --------------

         Net Property and Equipment                      22,833          13,631
                                                  -------------   --------------

Other Assets
  Other deposits                                         28,212          14,462
  Intangibles
    Customer base, net of accumulated
      amortization of $18,259                                 -               -
    Trademark, net of accumulated amortization
      of $711 and $629, respectively                        939           1,021
    Goodwill                                             17,765          17,765
                                                  -------------   --------------

         Total Other Assets                              46,916          33,248
                                                  -------------   --------------

         Total Assets                             $   1,520,190   $   1,341,537
                                                  =============   ==============

       Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                $     508,351   $     534,337
  Accrued liabilities                                    23,810          29,776
  Deferred operating lease liability                      9,778               -
  Corporate tax payable                                 102,123         108,304
  Notes payable related parties                         108,023         108,023
  Business lines                                        283,085         310,590
                                                  -------------   --------------

         Total Current Liabilities                    1,035,170       1,091,030
                                                  -------------   --------------
Shareholders' Equity
  Common stock, $0.001 par value;
    50,000,000 authorized common shares
    8,470,481 shares issued and outstanding               8,471           8,471
  Additional paid in capital                             83,345          83,345
  Treasury stock                                        (12,545)        (11,441)
  Retained earnings                                     405,749         170,132
                                                  -------------   --------------

         Total Shareholders' Equity                     485,020         250,507
                                                  -------------   --------------

         Total Liabilities and Shareholders'
           Equity                                 $   1,520,190   $   1,341,537
                                                  =============   ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three Months Ended                 Six Months Ended
                                                     June 30,        June 30,         June 30,        June 30,
                                                       2011            2010             2011            2010
                                                  -------------   --------------   -------------   --------------
Sales                                             $   3,621,079   $    2,937,900   $   6,461,797   $   5,687,586

Cost of Goods Sold                                    3,299,702        2,667,627       5,709,115       5,182,322
                                                  -------------   --------------   -------------   --------------

Gross Profit                                            321,377          270,273         752,682         505,264
                                                  -------------   --------------   -------------   --------------

Operating Expenses
  Selling, general and administrative expense           191,006          143,827         341,639         272,507
  Research and development                                   -                 -               -               -
                                                  -------------   --------------   -------------   --------------

         Total Operating Expenses                       191,006          143,827         341,639         272,507
                                                  -------------   --------------   -------------   --------------

Income before depreciation expense                      130,371          126,446         411,043         232,757

  Depreciation and amortization expense                   1,215            3,617           2,171           5,216
                                                  -------------   --------------   -------------   --------------

Income before Other Income/(Expenses)                   129,156          122,829         408,872         227,541
                                                  -------------   --------------   -------------   --------------

Other Income/(Expenses)
  Interest and other income                                   3            1,666               3           1,666
  Penalty                                                (3,877)               -          (4,098)              -
  Realized gain/(loss)                                        -             (702)              -          (1,740)
  Unrealized gain/(loss)                                   (418)          (1,740)           (892)           (372)
  Interest expense                                       (7,642)          (6,756)        (14,068)        (13,035)
                                                  -------------   --------------   -------------   --------------

         Total Other Income/(Expenses)                  (11,934)          (7,532)        (19,055)        (13,481)
                                                  -------------   --------------   -------------   --------------

Income before Provision for Income Taxes                117,222           115,297        389,817         214,060

Income tax expense                                      (45,673)         (42,689)       (154,153)        (65,517)
                                                  -------------   --------------   -------------   --------------

Net Income                                        $      71,549   $       72,608   $     235,664   $     148,543
                                                  =============   ==============   =============   ==============

BASIC AND DILUTED INCOME PER SHARE                $        0.01   $         0.01   $        0.03   $        0.02
                                                  =============   ==============   =============   ==============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                               8,470,481        8,470,481       8,470,481       8,470,481
                                                  =============   ==============   =============   ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Six Months Ended
                                                     June 30,        June 30,
                                                       2011            2010
                                                  -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $     235,664   $     148,543
  Adjustment to reconcile net income to
    net cash used in operating activities
  Depreciation and amortization                           2,171           5,216
  Allowance for doubtful accounts                             -               -
  Unrealized (gain)/loss on investment                      893             372
  Realized loss on sale of investment                         -           1,740
  Change in Assets and Liabilities
    (Increase) Decrease in:
    Accounts receivable                                (423,537)       (218,629)
    Inventory                                           (35,217)       (103,336)
    Prepaid expenses                                      8,079               -
    Other receivable                                          -          10,628
    Deferred tax asset                                    8,053         (14,333)
    Other assets                                        (13,750)         (2,304)
    Increase (Decrease) in:
    Accounts payable and accrued liabilities            (31,999)         71,027
    Deferred operating lease liability                    9,778               -
    Corporate income tax payable                         (6,181)         78,250
                                                  -------------   --------------

         NET CASH USED IN OPERATING ACTIVITIES         (246,046)        (22,826)
                                                  -------------   --------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
  Proceeds from the sale of investment                    1,104           1,515
  Purchase of investments                                     -          (7,007)
  Purchase of fixed assets                             (11,291)          (2,453)
                                                  -------------   --------------

         NET CASH USED IN INVESTING ACTIVITIES          (10,187)         (7,945)
                                                  -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances to officer                                    (7,702)         (1,779)
  Purchase of treasury stock                             (1,104)         (1,435)
  Proceeds (payments) from credit line                  (27,505)         47,824
                                                  -------------   --------------

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES        (36,311)         44,610
                                                  -------------   --------------

NET INCREASE/(DECREASE) IN CASH                        (292,544)         13,839

CASH, BEGINNING OF PERIOD                               443,703         121,182
                                                  -------------   --------------

CASH, END OF PERIOD                               $     151,159   $     135,021
                                                  =============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                   $       9,747   $       8,754
                                                  =============   ==============
  Income taxes                                    $      43,977   $         800
                                                  =============   ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                                 JUNE 30, 2011


1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

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

      Income per Share Calculations
      -----------------------------
      Income per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted income per share is the same as the basic income per share for the six month period ended June 30, 2011, because there are no outstanding dilutive instruments.

3.    CAPITAL STOCK

      During the six month period ended June 30, 2011, the Company issued no shares of common stock.

4.    INCOME TAXES

      The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

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

                     AMEXDRUG CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                                 JUNE 30, 2011

      The following tables describe information regarding the operations and assets of these reportable business segments:


                                                   Health and
                                                     Beauty
                                  Distributions     Products           Total
                                  -------------   -------------   --------------

For the period ended June 30,
  2011
  Sales to external customers     $   5,712,283   $     749,514   $    6,461,797
  Depreciation and amortization           1,617             554            2,171
  Segment income (loss) before
    taxes                               314,093          75,724          389,817
  Segment assets                        959,010         563,987        1,522,997

For the period ended June 30,
  2010
  Sales to external customers     $   5,195,474   $     492,112   $    5,687,586
  Depreciation and amortization           1,912           3,304            5,216
  Segment income (loss) before
    taxes                               102,659         111,401          214,060
  Segment assets                        667,984         471,689        1,139,673

6.    SUBSEQUENT EVENT

      Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no subsequent events to be reported.

7.    COMMITMENTS AND CONTINGENCIES

      Operating Leases
      ----------------
      The Company moved to a new facility and signed a new operating lease for three years as of March 1, 2011. The monthly lease payments per month are $7,600. There are future minimum rental payments required under the operating leases for the facility. The lease of the facility expires in 2014.

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

      Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,457,109 are issued and outstanding as of June 30, 2011, with an additional 13,372 shares held as treasury shares.

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

      A total of fourteen innovative health and wellness products have been for sale by BioRx Pharmaceuticals, Inc. These over-the-counter and natural products are effective for treatment of fungus, arthritis, sunburn protection and for healthy feet and nails. BioRx Pharmaceuticals is planning to sell these products to national chain drugstores, sport chain stores, natural food markets and other mass markets. These products will be marketed under the name of Sponix, and will be sold under the name of BioRx Pharmaceuticals.

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


         Results of Operations
         ---------------------

         For the Three Months Ended June 30, 2011.
         -----------------------------------------

Revenues.

      For the three months ended June 30, 2011, Amexdrug reported sales of $3,621,079, comprised of $3,265,594 of sales from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $355,485 of sales of health and beauty products manufactured by the Company. This is $683,179 more than the $2,937,900 of sales reported for the three months ended June 30, 2010, which was comprised primarily of $2,668,884 sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $269,016 of sales of health and beauty products manufactured by the Company. During the three month period ended June 30, 2011, Amexdrug experienced an increase in total sales due, in part, to increased marketing efforts of the Company, as well as having an increased number of products to sell.

Costs of Goods Sold.

      Cost of goods sold for the three months ended June 30, 2011 was $3,299,702, an increase of $632,075 from the $2,667,627 cost of goods sold for the three months ended June 30, 2010.

Gross Profit.

      During the three months ended June 30, 2011 gross profit increased by $51,104 to $321,377 or 8.9% of sales, from the $270,273, or 9.2% of sales recorded for the three months ended June 30, 2010. The change in gross profit margin is largely attributable to an increase in sales of slightly lower gross margin products manufactured and sold in the three month period ended June 30, 2010.

Expenses.

      Total operating expenses, consisting entirely of selling, general and administrative expenses, for the three months ended June 30, 2011 were $191,006, an increase of $47,179 from the total operating expenses of $143,827 recorded for the three months ended June 30, 2010. The increase in selling, general and administrative expense is primarily attributed to increased commissions payable on the increased sales and increased amounts paid for outside services and moving expenses.

Net Income.

      During the three months ended June 30, 2011, Amexdrug earned net income of $71,549, as compared to the net income of $72,608 earned in the three months ended June 30, 2010. Amexdrug's slight decrease in net income during the three month period ended June 30, 2011 is attributable largely an increase in operating expenses in the later period, partially offset by an increase in gross profits in the later period.

         For the Six Months Ended June 30, 2011.
         ---------------------------------------

Revenues.

      For the six months ended June 30, 2011, Amexdrug reported sales of $6,461,797, comprised of $5,712,283 of sales from the Company's pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $749,514 of sales of health and beauty products manufactured by the Company. This is $774,211 more than the $5,687,586 of sales reported for the six months ended June 30, 2010 which was comprised primarily of $5,195,474 of sales from the Company's pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $492,112 of sales of health and beauty products manufactured by the Company. During the six month period ended June 30, 2011, Amexdrug experienced an increase in total sales due, in part, to increased marketing efforts of the Company, as well as having an increased number of products to sell.

Costs of Goods Sold.

      Cost of goods sold for the six months ended June 30, 2011 was $5,709,115, an increase of $526,793 from the $5,182,322 cost of goods sold for the six months ended June 30, 2010.

Gross Profit.

      During the six months ended June 30, 2011 gross profit increased by $247,418 to $752,682, or 11.6% of sales, from the $505,264, or 8.9% of sales recorded for the six months ended June 30, 2010. The change in gross profit margin is attributable to an increase in sales as well as an increased percentage of sales with higher gross margin products sold in the first six months of 2011.

Expenses.

      Total operating expenses, consisting entirely of selling, general and administrative expense, for the six months ended June 30, 2011 were $341,639, an increase of $69,132 from the total operating expenses of $272,507 recorded for the six months ended June 30, 2010. The increase in selling, general and administrative expense is primarily attributed to increased commissions payable on the increased sales and increased amounts paid for outside services and moving expenses.

Net Income.

      During the six months ended June 30, 2011, Amexdrug earned net income of $235,664, an increase of $87,121 from the net income of $148,543 experienced in the six months ended June 30, 2010Amexdrug's increase in net income during the six month period ended June 30, 2011, is attributable largely to the increase of sales of higher gross margin products sold and resulting increase in gross profits earned in the later period, partially offset by an increase in operating expenses in the later period.

         Liquidity and Capital Resources - June 30, 2011
         -----------------------------------------------

      As of June 30, 2011, Amexdrug reported total current assets of $1,450,441, comprised of cash and cash equivalents of $151,159, accounts receivable of $897,520, inventory of $339,403, a deferred tax asset of $45,087, investment of $5,652 and advances officer of $11,620. Total assets as of June 30, 2011 were $1,520,190 which included total current assets, plus net property and equipment of $22,883, other deposits of $28,212, Trademark of $939, and goodwill of $17,765.

      Amexdrug's liabilities as of June 30, 2011 consisted primarily of accounts payable of $508,351, notes payables to related parties of $108,023, business line of credit of $283,085, corporate tax payable of $102,123 and accrued liabilities of $23,810.

      During the six months ended June 30, 2011, Amexdrug used $246,046 cash in operating activities compared to $22,826 cash used in operating activities in the six months ended June 30, 2010. The primary adjustments to reconcile net income to net cash used in operating activities during the six months ended June 30, 2011 were as follows: an increase in accounts receivable of $423,537, an increase in inventory of $35,217, a decrease in accounts payable and accrued liabilities of $31,999, and an increase in deferred operating lease liability of $9,778. Amexdrug had $151,159 in cash and cash equivalents at June 30, 2011. Operations have primarily been funded through cash generated from operations. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Stock Repurchases

      Between approximately June 2007 and June 30, 2011, Amexdrug repurchased a total of 13,372 shares of its common stock at prices ranging from a low of $0.20 per share to a high of $3.03 per share. These shares are held by Amexdrug as treasury shares. Amexdrug anticipates that it may make additional small purchases of its shares throughout the remainder of 2011.

Inflation

      In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

      The Company expended $3,801 and $0 on capital expenditures during the three month periods ended June 30, 2011 and 2010, respectively. The Company has no current plans for any significant capital expenditures.

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

Item 4.  Controls and Procedures.

      Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of June 30, 2011. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

      During the last fiscal quarter ended June 30, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      During the three month period ended June 30, 2011, the Company did not issue any shares of its unregistered common stock. For a description of any sales of shares of the Company's unregistered stock made in the past three years, please refer to the Company's Annual Reports on Form 10-KSB or Form 10-K, and the Company's Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2007.

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

31.1         Certification of Chief Executive Officer               This Filing
             pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002

31.2         Certification of Chief Financial Officer               This Filing
             pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002

32.1         Certification of Chief Executive Officer               This Filing
             pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002

32.2         Certification of Chief Financial Officer               This Filing
             pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002

101.INS      XBRL Instance Document                                 ********

101.SCH      XBRL Taxonomy Extension Schema                         ********

101.CAL      XBRL Taxonomy Extension                                ********
             Calculation Linkbase

101.DEF      XBRL Taxonomy Extension                                ********
             Definition Linkbase

101.LAB      XBRL Taxonomy Extension                                ********
             Label Linkbase

101.PRE      XBRL Taxonomy Extension                                ********
             Presentation Linkbase

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

*******      Exhibits 10.9 through 10.12 are incorporated by
             reference from Amexdrug's Form 10-K for the
             year ended December 31, 2010 filed March 31,
             2011

****** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed "furnished" and not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMEXDRUG CORPORATION


Date: August 12, 2011             By: /s/ Jack Amin
                                     ------------------------------------------
                                  Jack Amin
                                  Director, President, Chief Executive Officer,
                                  Chief Financial Officer and Chief Accounting
                                  Officer

--------------------------------------------------------------------------------