Form 10-Q
period 2011-09-30
AMEXDRUG CORP
filed 2011-11-14
CIK 45621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to____________

Commission file number 0-7473

Amexdrug Corporation
(Exact name of registrant as specified in its charter)

NEVADA	95-2251025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

7251 Condor Street
Commerce, California 90040
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
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2011, there were 8,457,109 shares of the issuer’s common stock issued and outstanding, and an additional 13,372 shares held as treasury shares.

AMEXDRUG CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of September 30, 2011 (unaudited) and December 31, 2010 (audited), the related unaudited consolidated statements of operations for the three and nine month periods ended September 30, 2011 and September 30, 2010, the related unaudited consolidated statements of cash flows for the nine month periods ended September 30, 2011 and September 30, 2010, and the notes to the unaudited consolidated financial statements follow.  The consolidated financial statements have been prepared by Amexdrug’s management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug’s annual report on Form 10-K for the year ended December 31, 2010.

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of Amexdrug Corporation consolidated with BioRx Pharmaceuticals, Inc., Allied Med, Inc., and Dermagen, Inc., and its wholly owned subsidiaries, and all such adjustments are of a normal recurring nature.  The names “Amexdrug”, “we”, “our” and “us” used in this report refer to Amexdrug Corporation.

Operating results for the quarter ended September 30, 2011, are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

AMEXDRUG CORPORATION AND SUBSIDIARIES

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$141,542	$443,703
Investment	3,407	7,649
Accounts receivable, net of allowance of $37,000 and 37,000, respectively	781,128	473,983
Prepaid expenses	-	8,079
Inventory	357,667	304,186
Deferred tax asset	35,086	53,140
Advances officer	12,987	3,918

Total Current Assets	1,331,817	1,294,658

Property and Equipment, at cost
Office and computer equipment	225,615	197,295
Leasehold improvements	15,700	15,700
	241,315	212,995
Less accumulated depreciation	(203,010)	(199,364)

Net Property and Equipment	38,305	13,631

Other Assets
Other deposits	28,212	14,462
Intangibles
Customer base, net of accumulated amortization of $18,259	-	-
Trademark, net of accumulated amortization of $711 and $629, respectively	815	1,021
Goodwill	17,765	17,765

Total Other Assets	46,792	33,248

Total Assets	$1,416,914	$1,341,537

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$379,621	$534,337
Accrued liabilities	25,562	29,776
Deferred operating lease liability	11,955	-
Corporate tax payable	126,731	108,304
Notes payable related parties	108,023	108,023
Business lines	197,434	310,590

Total Current Liabilities	849,326	1,091,030

Shareholders' Equity
Common stock, $0.001 par value; 50,000,000 authorized common shares 8,470,481 shares issued and outstanding	8,471	8,471
Additional paid in capital	83,345	83,345
Treasury stock	(12,545)	(11,441)
Retained earnings/(accumulated deficit)	488,317	170,132

Total Shareholders' Equity	567,588	250,507

Total Liabilities and Shareholders' Equity	$1,416,914	$1,341,537

The accompanying notes are an integral part of these consolidated financial statements

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Sales	$3,100,218	$2,934,779	$9,562,015	$8,622,365

Cost of Goods Sold	2,776,937	2,677,962	8,486,052	7,860,284

Gross Profit	323,281	256,817	1,075,963	762,081

Operating Expenses
Selling, general and administrative expense	186,425	153,915	528,064	426,422
Research and development	-	-	-	-

Total Operating Expenses	186,425	153,915	528,064	426,422

Income before depreciation expense	136,856	102,902	547,899	335,659

Depreciation and amortization expense	1,681	1,767	3,852	6,983

Income before Other Income/(Expenses)	135,175	101,135	544,047	328,676

Other Income/(Expenses)
Interest and other income	2	1	5	1,667
Penalty	-	-	(4,098)	-
Realized gain/(loss)	-	-	-	(1,740)
Unrealized gain/(loss)	(2,244)	199	(3,136)	(173)
Interest expense	(6,831)	(7,013)	(20,899)	(20,048)

Total Other Income/(Expenses)	(9,073)	(6,813)	(28,128)	(20,294)

Income before Provision for Income Taxes	126,102	94,322	515,919	308,382

Income tax expense	(43,581)	(39,804)	(197,734)	(105,321)

Net Income	$82,521	$54,518	$318,185	$203,061

BASIC AND DILUTED INCOME PER SHARE	$0.01	$0.01	$0.04	$0.02

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	8,470,481	8,470,481	8,470,481	8,470,481

The accompanying notes are an integral part of these consolidated financial statements

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$318,185	$203,061
Adjustment to reconcile net income to net cash provided (used) in operating activities
Depreciation and amortization	3,852	6,983
Allowance for doubtful accounts	-	(1,400)
Unrealized (gain)/loss on investment	3,136	173
Realized loss on sale of investment	-	1,740
Change in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(307,145)	(24,435)
Inventory	(53,480)	(170,823)
Prepaid expenses	8,079	-
Other receivable	-	14,109
Deferred tax asset	18,054	(12,648)
Other assets	(13,750)	(2,304)
Increase (Decrease) in:
Accounts payable and accrued liabilities	(158,930)	57,733
Deferred operating lease liability	11,955	-
Corporate income tax payable	18,427	104,951

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES	(151,617)	177,140

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from the sale of investment	-	1,515
Sale/(Purchase) of investments	1,104	(3,038)
Purchase of fixed assets	(28,319)	(4,039)

NET CASH USED IN INVESTING ACTIVITIES	(27,215)	(5,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to officer	(9,069)	(2,647)
Purchase of treasury stock	(1,104)	(1,550)
Proceeds/(Payments) from credit line	(113,156)	14,799

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(123,329)	10,602

NET INCREASE/(DECREASE) IN CASH	(302,161)	182,180

CASH, BEGINNING OF PERIOD	443,703	121,182

CASH, END OF PERIOD	$141,542	$303,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$16,910	$13,607
Income taxes	$52,948	$800

The accompanying notes are an integral part of these consolidated financial statements

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2011

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of AmexDrug Corporation is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Income per Share Calculations
Income per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted income per share is the same as the basic income per share for the nine months ended September 30, 2011, because there are no outstanding dilutive instruments.

3.	CAPITAL STOCK

During the nine months ended September 30, 2011, the Company issued no shares of common stock.

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

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2011

5.	BUSINESS SEGMENT INFORMATION (Continued)

The following tables describe information regarding the operations and assets of these reportable business segments:

		Health and
		Beauty
	Distributions	Products	Total
For the period ended September 30, 2011
Sales to external customers	$8,459,446	$1,102,569	$9,562,015
Depreciation and amortization	2,430	1,422	3,852
Segment income (loss) before taxes	500,012	15,907	515,919
Segment assets	829,809	587,105	1,416,914

For the period ended September 30, 2010
Sales to external customers	$7,856,799	$765,566	$8,622,365
Depreciation and amortization	3,616	3,367	6,983
Segment income (loss) before taxes	176,535	131,847	308,382
Segment assets	663,982	513,426	1,177,408

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

      Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,457,109 are issued and outstanding as of September 30, 2011, with an additional 13,372 shares held as treasury shares.

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

Dermagen, Inc. is a growing manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals, medical devices, health and beauty products.  Dermagen, Inc. has a U.S.-FDA registered and state FDA approved manufacturing facility licensed to develop high margin skin and novel health and beauty products for niche markets.  Dermagen’s competitive advantage is in its superior product research and development.

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

The Royal Health Care Company assets acquired include the “Royal Health Care Company” name, logo, and related trademarks, all formulas to products manufactured for sale under the Royal Health Care Company name, and the Royal Health Care Company list of customers.  These intellectual property rights were acquired without cost from a company in which Jack Amin’s wife is a principal shareholder.  Mr. Amin is the CEO and Chairman of Amexdrug Corporation and Allied Med, Inc.  Management believes this acquisition will provide the Company with an opportunity to increase the number of products sold by the Company, and expand the Company’s customer base.

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

Results of Operations

For the Three Months Ended September 30, 2011.

Revenues.

For the three months ended September 30, 2011, Amexdrug reported sales of $3,100,218, comprised of $2,747,163 of sales from the Company’s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $353,055 of sales of health and beauty products manufactured by the Company.  This is $165,439 more than the $2,934,779 of sales reported for the three months ended September 30, 2010, which was comprised primarily of $2,661,325 sales from the Company’s pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $273,454 of sales of health and beauty products manufactured by the Company.  During the three month period ended September 30, 2011, Amexdrug experienced an increase in total sales due, in part, to increased marketing efforts of the Company, as well as having an increased number of products to sell.

Costs of Goods Sold.

Cost of goods sold for the three months ended September 30, 2011 was $2,776,937 an increase of $98,975 from the $2,677,962 cost of goods sold for the three months ended September 30, 2010.

Gross Profit.

During the three months ended September 30, 2011 gross profit increased by $66,464 to $323,381 or 10.4% of sales, from the $256,817, or 8.8% of sales recorded for the three months ended September 30, 2010.  The increase in gross profit margin is attributable to an increase in sales as well as an increased percentage of sales with higher gross margin products sold in the three month period ended September 30, 2011.

Expenses.

Total operating expenses, consisting entirely of selling, general and administrative expenses, for the three months ended September 30, 2011 were $186,425, an increase of $32,510 from the total operating expenses of $153,915 recorded for the three months ended September 30, 2010.  The increase in selling, general and administrative expense is primarily attributed to increased commissions payable on the increased sales, increased amounts paid for outside services and increased officer compensation.

Net Income.

During the three months ended September 30, 2011, Amexdrug earned net income of $82,521, as compared to the net income of $54,518 earned in the three months ended September 30, 2010.  Amexdrug’s $28,003 increase in net income during the three month period ended September 30, 2011 is attributable largely an increase in sales of higher gross margin products in the later period.

For the Nine Months Ended September 30, 2011.

Revenues.

For the nine months ended September 30, 2011, Amexdrug reported sales of $9,562,015, comprised of $8,459,446 of sales from the Company’s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $1,102,569 of sales of health and beauty products manufactured by the Company.  This is $939,650 more than the $8,622,365 of sales reported for the nine months ended September 30, 2010 which was comprised primarily of $7,856,799 of sales from the Company’s pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $765,566 of sales of health and beauty products manufactured by the Company.  During the nine month period ended September 30, 2011, Amexdrug experienced an increase in total sales due, in part, to increased marketing efforts of the Company, as well as having an increased number of products to sell.

Costs of Goods Sold.

Cost of goods sold for the nine months ended September 30, 2011 was $8,486,052, an increase of $625,768 from the $7,860,284 cost of goods sold for the nine months ended September 30, 2010.

Gross Profit.

During the nine months ended September 30, 2011 gross profit increased by $313,882 to $1,075,963, or 11.3% of sales, from the $762,081, or 8.8% of sales recorded for the nine months ended September 30, 2010.  The increase in gross profit margin is attributable to an increase in sales as well as an increased percentage of sales with higher gross margin products sold in the first nine months of 2011.

Expenses.

Total operating expenses, consisting entirely of selling, general and administrative expense, for the nine months ended September 30, 2011 were $528,064, an increase of $101,642 from the total operating expenses of $426,422 recorded for the nine months ended September 30, 2010.  The increase in selling, general and administrative expense is primarily attributed to increased commissions payable on the increased sales, increased amounts paid for outside services and increased officer compensation.

Net Income.

During the nine months ended September 30, 2011, Amexdrug earned net income of $318,185, an increase of $115,124 from the net income of $203,061 experienced in the nine months ended September 30, 2010. Amexdrug's increase in net income during the nine month period ended September 30, 2011 is attributable largely to the increase of sales of higher gross margin products sold and a resulting increase in gross profits earned in the later period, partially offset by an increase in operating expenses in the later period.

Liquidity and Capital Resources – September 30, 2011

As of September 30, 2011, Amexdrug reported total current assets of $1,331,817, comprised of cash and cash equivalents of $141,542, accounts receivable of $781,128, inventory of $357,667, a deferred tax asset of $35,086, investment of $3,407 and advances officer of $12,987. Total assets as of September 30, 2011 were $1,416,914 which included total current assets, plus net property and equipment of $38,305, other deposits of $28,212, Trademark of  $815, and goodwill of $17,765.

Amexdrug’s liabilities as of September 30, 2011 consisted primarily of accounts payable of $379,621, notes payables to related parties of $108,023, business line of credit of $197,434, corporate tax payable of $126,731 and accrued liabilities of $25,562.

During the nine months ended September 30, 2011, Amexdrug used $151,617 cash in operating activities compared to $177,140 cash generated in operating activities in the nine months ended September 30, 2010.  The primary adjustments to reconcile net income to net cash used in operating activities during the nine months ended September 30, 2011 were as follows:  an increase in accounts receivable of $307,145, an increase in inventory of $53,480, and a decrease in accounts payable and accrued liabilities of $158,930.  Amexdrug had $141,542 in cash and cash equivalents at September 30, 2011.  Operations have primarily been funded through cash generated from operations.  Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Stock Repurchases

Between approximately June 2007 and September 30, 2011, Amexdrug repurchased a total of 13,372 shares of its common stock at prices ranging from a low of $0.20 per share to a high of $3.03 per share. These shares are held by Amexdrug as treasury shares. Amexdrug anticipates that it may make additional small purchases of its shares throughout the remainder of 2011.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

The Company expended $0 and $0 on capital expenditures during the three month periods ended September 30, 2011 and 2010, respectively.  The Company has no current plans for any significant capital expenditures.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Forward-looking statements

This document includes various forward-looking statements with respect to future operations of Amexdrug that are subject to risks and uncertainties.  Forward-looking statements include information concerning expectations of future results of operations and such statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions.  For those statements, Amexdrug claims the protection of the safe harbor for forward-looking statements contained in the Private Litigation Reform Act of 1995.  Actual results may vary materially.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

A “smaller reporting company” (as defined by Item 10 of the Regulation S-K) is not required to provide the information required by this Item.

Item 4.         Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2011.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended September 30, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES.  ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

Amexdrug is not presently a party to any material pending legal proceedings.  To the best of Amexdrug’s knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against Amexdrug.

Item 1A.      Risk Factors.

A “smaller reporting company” (as defined by Item 10 of the Regulation S-K) is not required to provide the information required by this Item.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

              During the three month period ended September 30, 2011, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2007.

Item 3.         Defaults Upon Senior Securities.

None; not applicable.

Item 4.         (Removed and Reserved).

Item 5.         Other Information.

None; not applicable.

Item 6.         Exhibits.

(a) Exhibits.

The following exhibits are filed as part of this report.

EXHIBIT INDEX

Exhibit		Exhibit
Number	Description	Location

2.1	Agreement and Plan of Merger (to change domicile from California)	*

2.2	Agreement and Plan of Reorganization	**

3.1	Articles of Incorporation	***

3.2	By-Laws	***

10.1	Promissory Note with National Bank of California dated June 23, 2008	*****

10.2	Change in Terms Agreement with National Bank of California dated June 9, 2009	*****

10.3	Change in Terms Agreement with National Bank of California dated March 3, 2009	******

10.4	Subordination Agreement between Nora Y. Amin, National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009	******

10.5	Business Loan Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	******

10.6	Commercial Security Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	******

10.7	Commercial Guarantee between National Bank of California, Jack N. Amin, Amexdrug and its Subsidiaries	******

10.8	Commercial Guarantee between National Bank of California, Nora Y. Amin, Amexdrug and its subsidiaries	******

10.9	Lease Agreement between Fullerton Business Lessee, dated March 1, 2011 (Units I & J)	*******

10.10	Guaranty of Lease by Jack Amin (Units I & J)	*******

10.11	Lease Agreement between Condor Associates, LLC, Lessor, and Allied Med, Inc., Lessee, dated February 22, 2011	*******

10.12	Guaranty of Lease by Jack Amin and Nora Amin	*******

14.1	Code of Ethics	****

21.1	List of Subsidiaries of Amexdrug Corporation	******

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	This Filing

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

101.INS	XBRL Instance Document	********

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	********

101.LAB	XBRL Taxonomy Extension Label Linkbase	********

101.DEF	XBRL Taxonomy Extension Definition Linkbase	********

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	********

101.SCH	XBRL Taxonomy Extension Schema	********

Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

*	Exhibit 2.1 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed December 21, 2001 as Exhibit No. 10.01.

**	Exhibit 2.2 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed January 15, 2002 as Exhibit No. 10.01.

***	Exhibit 3.1 and 3.2 are incorporated by reference from Amexdrug’s Form 10-KSB for the year ended December 31, 2001 filed on April 1, 2002.

****	Exhibit 14.1 is incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2008 filed April 13, 2009

*****	Exhibits 10.1 and 10.2 are incorporated by reference From Amexdrug’s Form 10-Q for the period ended June 30, 2009 filed August 14, 2009

******	Exhibits 10.3 through 10.8 and 21.1 are incorporated by reference from Amexdrug’s Form 10-Q/A for the period ended June 30, 2009 filed September 18, 2009

*******	Exhibits 10.9 through 10.12 are incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2010 filed March 31, 2011

******
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise  is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEXDRUG CORPORATION

Date: November 14, 2011	By: /s/ Jack Amin
Jack Amin
Director, President, Chief Executive Officer,
Chief Financial Officer and Chief Accounting
Officer