Form 10-K
period 2011-12-31
AMEXDRUG CORP
filed 2012-03-30
CIK 45621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission File number 0-7473

AMEXDRUG CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	95-2251025
State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization

7251 Condor Street, Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 725-3100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, par value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [] No [x]

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

Large accelerated filer [  ]                                                                    Accelerated filer [  ]

Non-accelerated filer [  ]  (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the voting and non-voting common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. At June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,744,287 based upon 1,132,362 shares held by non-affiliates, and the average of the bid price and the asked price of $2.45 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 23, 2012, the registrant had 8,470,481 shares of common stock issued and outstanding, and an additional 13,972 shares held as treasury shares.

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

Note Regarding Forward Looking Statements

MANY STATEMENTS MADE IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT ARE NOT BASED ON HISTORICAL FACTS.  ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES.  BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.  ACTUAL RESULTS MAY VARY MATERIALLY.

ITEM 1. BUSINESS

Business Development

History

Amexdrug Corporation, a Nevada corporation, is a holding company.  It is located at 7251 Condor Street, Commerce, California 90040.  Its phone number is (323) 725-3100.  Its fax number is (323) 725-3133. Its website is www.amexdrug.com.  Shares of Amexdrug common stock are traded on the OTC Bulletin Board under the symbol AXRX.OB.  The President of Amexdrug has had experience working in the pharmaceutical industry for the past 30 years.

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

We do not plan to introduce any new skin care over the counter (OTC) and natural products in 2012.  We presently market fourteen products under the Sponix name.  Our team of professionals fully pledges the effectiveness of our distinct products.

Amexdrug Corporation was initially incorporated under the laws of the State of California on April 30, 1963 under the name of Harlyn Products, Inc.  Harlyn Products, Inc. was engaged in the business of selling jewelry to department stores and retail jewelry stores until the mid-1990s.

The name of the Company was changed to Amexdrug Corporation in April 2000 to reflect the change in the Company’s business to the sale of pharmaceutical products.  The officers and directors of the Company also changed in April 2000. The domicile of the Company was changed from California to Nevada in December 2001.  At that time the Company changed its fiscal year end from June 30 to December 31.

References in this report to “we,” “our,” “us,” the “Company” and “Amexdrug” refer to Amexdrug Corporation and also to our subsidiaries, BioRx Pharmaceuticals, Inc., Allied Med, Inc., Dermagen, Inc. and Royal Health Care, Inc. where appropriate.

Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,470,481 are issued and outstanding, and an additional 13,972 shares held as treasury shares.

Significant acquisitions
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

A total of fourteen innovative health and wellness products have been manufactured for sale by BioRx Pharmaceuticals, Inc.  These over-the-counter and natural products are effective for treatment of fungus, arthritis, sunburn protection and for healthy feet and nails.  BioRx Pharmaceuticals is planning to sell these products to national chain drugstores, sport chain stores, natural food markets and other mass markets. These products will be marketed under the name of Sponix, and are being sold under the name of BioRx Pharmaceuticals.

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

Dermagen, Inc.

Amexdrug completed its purchase of Dermagen, Inc. on October 7, 2005.  Dermagen, Inc. is now an operating subsidiary of Amexdrug.  The acquisition of Dermagen, Inc. was not considered to be an acquisition of a significant amount of assets which would have required audited financial statements of Dermagen, Inc.

Dermagen, Inc. is a growing manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals, medical devices, health and beauty products.  Dermagen, Inc. has a U.S.-FDA registered and state FDA approved manufacturing facility licensed to develop high margin skin and novel health and beauty products for niche markets.  Dermagen’s competitive advantage is in its excellent product research and development.

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

The Royal Health Care Company assets acquired include the “Royal Health Care Company” name, logo, and related trademarks, all formulas to products manufactured for sale under the Royal Health Care Company name, and the Royal Health Care Company list of customers.  These intellectual property rights were acquired without cost from a company in which Jack Amin’s wife is a principal shareholder.  Mr. Amin is the CEO and Chairman of Amexdrug Corporation and Allied Med, Inc.  Management believes this acquisition has provided the Company with an opportunity to increase the number of products sold by the Company, and expand the Company’s customer base.

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

Industry trends

Pharmaceutical and healthcare markets

According to IMS Health, the U.S. will remain the single largest pharmaceutical market.  It forecasted 3-5% growth in 2011.  The Company was unable to locate data confirming the amount of growth which actually occurred in 2011.  Pharmaceutical sales in the U.S. were projected to reach $320 to $330 billion, up form an estimated $310 billion in 2010. Sales are expected to increase due to a number of factors including:

•	the value added by the introduction of new drugs into the marketplace, which more than offsets the value lost by medications losing patent protection;

•	new patterns of drug lifestyle management, resulting in higher sales occurring earlier in the life cycle of a medication;

•	increased money spent on direct-to-consumer marketing initiatives;

•	an unprecedented period of investment by pharmaceutical companies worldwide;

•	divergent growth rates expected for developed markets;

•	peak years of patent expiries shift major therapies to generic dominance; and

•	therapy growth dynamics allow promising new wave of innovation for new treatment options.

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

The dynamics of business-to-business e-commerce relationships differ significantly from those of other e-commerce relationships.   Business-to- business e-commerce solutions frequently automate processes that are fundamental to a business' operations by replacing various paper-based transactions with electronic communications. In addition, business-to-business e-commerce solutions must often be integrated with a customer's existing systems, a process that can be complex, time-consuming and expensive.  Consequently, selection and implementation of a business-to-business e-commerce solution represents a significant commitment by the customer, and the costs of switching solutions are high. In addition, because business transactions are typically recurring and non-discretionary, the average order size and lifetime value of a business-to-business e-commerce customer is generally greater than that of a business-to-consumer e-commerce customer.  These solutions are likely to be most readily accepted by industries characterized by a large number of buyers and sellers, a high degree of fragmentation among buyers, sellers or both, significant dependence on information exchange, large transaction volume and user acceptance of the Internet.

Objectives and strategy

Amexdrug’s key business objective is to become a leading wholesale manufacturer and distributor of pharmacy supplies, and a leading full-line distributor of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements, with an emphasis on online sales.

To accomplish this objective, Amexdrug plans to:

•	market its name, products and services to create brand recognition and generate and capture traffic on its websites;

•	provide quality products at competitive prices and efficient service;

•	develop strategic relationships that increase Amexdrug’s product offerings; and

•	attract and retain exceptional employees.

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

Promotion of website

As revenue allows, the Company will promote, advertise and increase recognition of its website through a variety of marketing and promotional techniques, including:

•	developing co-marketing agreements with major online sites and services;

•	enhancing online content and ease of use of its website;

•	enhancing customer service and technical support;

•	advertising in trade journals and at industry trade shows;

•	conducting an ongoing public relations campaign; and

•	developing other business alliances and partnerships.

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

Purchasing and Manufacturing

Allied Med, Inc. purchases its products primarily from manufacturers and secondarily from other wholesalers and distributors. Allied Med’s purchasing department constantly monitors the market to take advantage of periodic volume discounts, market discounts and pricing changes.  Dermagen, Inc. purchases its raw materials from suppliers, and manufactures its products in Fullerton, California for its customers.

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

Competition

Amexdrug faces strong competition both in price and service from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains and from manufacturers engaged in direct distribution. Many of our current and potential competitors have longer operating histories and much larger customer bases than we have.  In addition, many of our competitors have greater brand recognition and significantly greater financial, marketing and other resources. To compete successfully, we have had to constantly monitor our competitive situation and develop strategies to allow us to compete with other companies who are able to:

•	secure merchandise from vendors on more favorable terms;

•	devote greater resources to marketing and promotional campaigns; and

•	adopt more aggressive pricing or inventory availability policies.

In addition, many of our competitors have developed or may be able to develop e-commerce operations that compete with our e-commerce operations, and may be able to devote substantially more resources to website development and systems development than we do.  The online commerce market is new, rapidly evolving and intensely competitive. The Company expects competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new websites at relatively low cost.  The Company believes that the critical success factors for companies seeking to create Internet business-to-business e-commerce solutions include the following:

•	breadth and depth of product offerings;

•	brand recognition;

•	depth of existing customer base; and

•	ease of use and convenience.

Unlike other well-publicized product categories such as online book or compact disc retailing, there is no current market leader in its online business-to- business market segment. The Company's immediate goal is to position itself as a leading business-to-business e-commerce and online trade exchange provider for pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements.  To that end, we believe that our early entry into the online market may enable us to establish critical competitive advantages over future competitors.  We believe that such competitive advantages include:

•	the establishment of a recognizable brand;

•	the development of online marketing and media relationships;

•	the development of important relationships with manufacturers, distributors, wholesalers and content providers; and

•	exposure to an existing customer base.

However, competitive pressures created by any one of its current or future competitors, or by its competitors collectively, could materially affect the Company's business.  We believe that the principal competitive factors in its market are and will be:

•	brand recognition	•	customer service
•	speed and accessibility	•	reliability and speed of fulfillment
•	quality of site content	•	price
•	convenience
•	selection

Government regulations and legal uncertainties

Healthcare regulation

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

•
persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare or Medicaid, and

•	physicians from making referrals to certain entities with which they have a financial relationship.

The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretations. Significant criminal, civil and administrative sanctions may be imposed for violation of these laws and regulations.

The Company's advertising of dietary supplement products is also subject to regulation by the Federal Trade Commission under the Federal Trade Commission Act, in addition to state and local regulation. The Federal Trade Commission Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The Federal Trade Commission Act also provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the Federal Trade Commission’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made.

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

Internet regulation

Few laws currently regulate the Internet. Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may cover issues such as:

•	user privacy	•	distribution
•	pricing	•	taxation
•	content	•	characteristics and quality of products
•	copyrights	•	services

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

Research and Development

Amexdrug engages in some research and development of its products from time to time.  Total research and development costs were $0 and $0 for the years ended December 31, 2011 and 2010, respectively.  Amexdrug anticipates that it likely will not incur any research and development costs in 2012.

Intellectual Property and Patent Protection

We presently have no patents, and we have no immediate plans to pursue any patents.

We believe that protecting the Company’s trademarks and registered domain name is important to our business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of the Company's products. To protect our proprietary rights, the Company will rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors and customers. Despite such protections, however, we may be unable to fully protect our intellectual property.

Dependence on major suppliers

During the year ended December 31, 2011, purchases from two suppliers accounted for 79% and 14% of total purchases, respectively. Accounts payable to these two suppliers accounted for 75% and 13% of the total accounts payable balance as of December 31, 2011, respectively.  During the year ended December 31, 2010, purchases from the same two suppliers accounted for 79% and 14% of our total purchases, respectively.  Accounts payable to these two suppliers accounted for 79% and 14% of the total accounts payable balance as of December 31, 2010. We presently enjoy a good relationship with our suppliers.  If for any reason our business with our suppliers was interrupted or discontinued in the future, we would be able to acquire most, if not all, of the same products from other suppliers at similar competitive prices.  However, the loss of our largest supplier could have a potential negative effect upon our future operations.

Dependence on major customers

One customer(s) accounted for 10% or more of our sales during the year ended December 31, 2011.  One customer accounted for 10% or more of our sales during the year ended December 31, 2010. That customer accounted for approximately 15% of our 2011 sales and 16% of our 2010 sales.

Employees

The Company currently employs six full time and three part time employees. Labor unions do not represent any of these employees. The Company considers its employee relations to be good. Competition for qualified personnel in its industry is intense, particularly for technical staff responsible for marketing, advertising, web development, and general and administrative activities.

Employees will be permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible.

Physical facilities

The Company's principal executive offices and its warehouse and distribution operations moved to 7251 Condor Street, Commerce California in March 2011.  The Company leases 27,500 square feet at a rental rate of $7,700 per month.  The rental amount is scheduled to increase to $8,800 per month effective March 1, 2013.  Approximately 2,500 square feet of the premises is used for executive offices, and the balance of the premises is used for warehouse and distribution operations.  The lease is for a period of three years which commenced on March 1, 2011 and terminates on February 28, 2014.  The Company has the option to extend the lease for two additional three year periods.  If the Company exercises the first option to extend, the rental rate would increase to $9,900 per month effective March 1, 2014, $11,000 per month effective March 1, 2015 and $11,550 per month effective March 1, 2016. If the Company exercises the second option to extend, the rental rate would be adjusted to a fair market rental value as may be agreed to by the parties or as may be determined by an appraiser or arbitrator as provided in the Option to Extend Addendum. Payment of the lease has been personally guaranteed by Jack Amin and his wife, Nora Amin.  The Company believes this space will be sufficient for at least the next twelve months.

The Company’s Dermagen, Inc. manufacturing operations are currently located at 2500 East Fender Avenue, Units I&J, Fullerton, California, which is leased under one lease agreement dated March 1, 2011.  The Company leases approximately 3,520 square feet at a rental rate of $2,464 per month.  The lease was amended in early 2012 to extend the lease term for a period of one year.  The lease will now expire on February 28, 2013.  Payment of the lease has been personally guaranteed by Jack Amin. The Company believes this space will be sufficient for at least the next twelve months.

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

On November 8, 2004, Amexdrug formed anew subsidiary,BioRx Pharmaceuticals, Inc. as a Nevada corporation.  BioRx Pharmaceuticals, Inc.’s expertise lies in the manufacturing of pharmacy supplies and in conducting research and development of products for the healthcare industry.  BioRx manufactures, develops distributes effective pharmaceuticals and cosmeceuticals, OTC products, and natural care products for the foot, nails, hair and for arthritis.  Currently, BioRx Pharmaceuticals, Inc. has assets, liabilities, and operations.

ITEM 1A. RISK FACTORS

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

Our future success depends in part on our ability to protect and preserve proprietary rights related to our products. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We have not obtained any patents on our products.  We rely on trade secrets, common law trademark rights and trademark registrations. We may also employ confidentiality and work for hire, development, assignment and license agreements with employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing intellectual property rights could be costly and time-consuming and could distract management’s attention from operating business matters.

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

Our common stock is quoted on the OTC Bulletin Board.  The price of our shares has been volatile, our shares are thinly traded, and liquidation of a person’s holdings may be difficult. Thus, holders of our common stock may be required to retain their shares for a long period of time.

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

•
Under Nevada law, we are not required to provide for, and our by-laws do not provide for, cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

•	Stockholders cannot call a special meeting of stockholders unless they, in the aggregate, hold at least 10% of our common stock.

Trading in our shares is subject to certain "penny stock” regulation which could have a negative effect on the price of our shares in the public trading market.

Public trading of our common stock on the OTCBB is subject to certain provisions, commonly referred to as the penny stock rule, promulgated under the Securities Exchange Act of 1934. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

•	make a special suitability determination for purchasers of penny stocks;

•	receive the purchaser's written consent to the transaction prior to the purchase; and

•	deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Executive offices and Operating facilities

The Company's principal executive offices and its warehouse and distribution operations moved to 7251 Condor Street, Commerce California in March 2011.  The Company leases 27,500 square feet at a rental rate of $7,700 per month.  The rental amount is scheduled to increase to $8,800 per month effective March 1, 2013.  Approximately 2,500 square feet of the premises is used for executive offices, and the balance of the premises is used for warehouse and distribution operations.  The lease is for a period of three years which commenced on March 1, 2011 and terminates on February 28, 2014.  The Company has the option to extend the lease for two additional three year periods.  If the Company exercises the first option to extend, the rental rate would increase to $9,900 per month effective March 1, 2014, $11,000 per month effective March 1, 2015 and $11,550 per month effective March 1, 2016. If the Company exercises the second option to extend, the rental rate would be adjusted to a fair market rental value as may be agreed to by the parties or as may be determined by an appraiser or arbitrator as provided in the Option to Extend Addendum. Payment of the lease has been personally guaranteed by Jack Amin and his wife, Nora Amin.  The Company believes this space will be sufficient for at least the next twelve months.

The Company’s Dermagen, Inc. manufacturing operations are currently located at 2500 East Fender Avenue, Units I &J, Fullerton, California, which is leased under one lease agreement dated March 1, 2011.  The Company leases approximately 3,520 square feet at a rental rate of $2,464 per month.  The lease was initially for a period of one year which commenced on March 1, 2011. In early 2012, the parties executed an Amendment to extend the lease term for one year.  It will now expire on February 28, 2012.  Payment of the lease has been personally guaranteed by Jack Amin. The Company believes this space will be sufficient for at least the next twelve months.

Adequacy of Facilities

The Company believes that the various facilities covered by the leases described above will be sufficient for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

Amexdrug is not presently a party to any material pending legal proceedings.  To the best of Amexdrug’s knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against Amexdrug.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers’ OTC Bulletin Board under the ticker symbol "AXRX.OB".  The shares are thinly traded and a limited market presently exists for the shares.  The following table describes, for the respective periods indicated, the prices of Amexdrug common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.  The quotations have been provided by OTC Markets.

Quarter ended	High bid	Low bid

March 31, 2010	$1.50	$0.10
June 30, 2010	$1.50	$0.51
September 30, 2010	$1.50	$1.50
December 31, 2010	$1.50	$1.50

March 31, 2011	$1.50	$0.10
June 30, 2011	$1.50	$0.51
September 30, 2011	$1.50	$1.50
December 31, 2011	$1.50	$1.50

Based on its trading price, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to certain regulations, which are summarized below.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a “penny stock.”  Specifically, Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”) impose sales practice and disclosure requirements on NASD broker-dealers who make a market in a “penny stock.”  Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share and is not listed on The NASDAQ SmallCap Stock Market or a major stock exchange. These regulations affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers of the Company’s common stock to sell their shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 (not including the net value of the person’s primary residence) or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

As long as the penny stock regulations apply to the Company’s stock, it may be difficult to trade such stock because compliance with the regulations can delay and/or preclude certain trading transactions.  Broker-dealers may be discouraged from effecting transactions in the Company’s stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of the Company’s common stock, and impede the sale of the Company’s stock.

Holders

The number of record holders of Amexdrug's common stock as of March 27, 2012 is approximately 192.  This number does not take into consideration stockholders whose shares are held by broker-dealers, finance institutions or other nominees.

Dividend Policy

Amexdrug has not declared any cash dividends with respect to its common stock during the last two fiscal years, and we do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, Amexdrug’s ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

Equity Compensation Plans

The Company has not approved any compensation plans under which equity securities of the Company are authorized for issuance.

Recent sales of unregistered securities

During the past three years, Amexdrug has not sold any shares of its common stock without registration under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information specified by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION
AND RESULTS OF OPERATION

Forward Looking Statements

The following information contained in this Item 7 should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-K. The Company’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; and (ii) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

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

BioRx Pharmaceuticals, Inc. is a proud member of the National Association of Chain Drug Stores (NACDS).  BioRx Pharmaceuticals, Inc. has developed fourteen unique innovative products in the industry under the name Sponix.

Our team of professionals fully pledges the effectiveness of our distinct products.

At this time, we have certain distribution channels with suppliers and customers whom we know and trust, such as Amazon, and hundreds of independent pharmacies.  Of the estimated 100,000 retailers (drug stores and food mass), our goal is to have 20,000 stores carry our products in 2012.

The accompanying financial information includes the operations of Allied Med, Inc. and the operations of Amexdrug Corporation for all periods presented.

Results of operations for the years ended December 31, 2011 and 2010

Revenues

For the year ended December 31, 2011, Amexdrug reported sales of $12,406,571, comprised of $10,972,638 of sales from the Company’s pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) health and beauty products, and $1,433,933 of sales of health and beauty products manufactured by the Company. This was $919,394 more than the $11,487,177 of sales reported for the year ended December 31, 2010 which was comprised primarily of $10,394,727 sales from the Company’s pharmaceutical wholesale distribution business of selling brand name generic pharmaceutical products, and over-the-counter (OTC) health and beauty products and $1,092,450 of sales of health and beauty products manufactured by the Company. The increase in sales is primarily due to an increase in marketing efforts, as well as having an increased number of products to sell.

Costs of Goods Sold

Cost of goods sold for the year ended December 31, 2011 was $11,410,825, an increase of $886,326 from the $10,524,499 cost of goods sold for the year ended December 31, 2010.

Gross Profit

During the year ended December 31, 2011 gross profit increased by $33,068 to $995,746 or 8.0% of sales from the $962,678 or 8.4% of sales recorded for the year ended December 31, 2010.  The Company attributes its increase in gross profit margin in 2011 due primarily to an increase in sales.

Expenses

Total operating expenses for the year ended December 31, 2011 were $768,030, an increase of $103,882 from the total operating expenses of $664,148 recorded for the year ended December 31, 2010.  Selling, general and administrative expense was $768,030 for the year ended December 31, 2011, an increase of $103,882 from the $664,148 recorded for the year ended December 31, 2010.  This increase in selling, general and administrative expense is primarily attributable to an increase in officer compensation.

Net Income

During the year ended December 31, 2011, Amexdrug experienced net income of $100,647.  This was $88,415 less than the $189,062 of net income recorded for the year ended December 31, 2010. This decrease in net income is largely attributable to increases in selling, general and administrative expenses and income tax expenses.

Liquidity and capital resources – December 31, 2011

As of December 31, 2011, Amexdrug reported total current assets of $1,501,822, comprised primarily of cash and cash equivalents of $589,472, accounts receivable of $653,949, inventory of $198,176, and prepaid expenses of $45,513. Total assets as of December 31, 2011 were $1,598,502, which included total current assets of $1,501,822, plus net property and equipment of $49,890, other deposits of $28,212, goodwill of $17,765 and trademarks of $813.

Amexdrug’s current liabilities as of December 31, 2011 consist primarily of accounts payable of $463,098, notes payable to a related party of $108,023, accrued liabilities of $31,098, business line of credit balance of $631,903 and a deferred operating lease liability of $14,132.

During the year ended December 31, 2011, Amexdrug used $137,016 cash in operating activities compared to $226,784 cash generated in operating activities in the year ended December 31, 2010.  The primary adjustments to reconcile net income to net cash used in operating activities during 2011 were as follows:  an increase in accounts receivable of $164,527, a decrease in accounts payable and accrued liabilities of $68,248, a decrease in inventory of $106,011, a decrease in deferred tax asset of $40,540, an increase in prepaid expenses of $37,434, and a decrease in corporate income tax payable of $108,304.  Cash increased during the year ended December 31, 2011 by $145,769 compared to an increase during 2010 of $322,521. Amexdrug had a cash balance of $589,472 at December 31, 2011.  Operations have primarily been funded through an increase in the credit line balance and through net income. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Business Line of Credit

The Company has a business line of credit with National Bank of California.  In December 2011, the maximum credit line was increased to $700,000.

Stock Repurchases

Between approximately June 2007 and December 31, 2011, Amexdrug repurchased a total of 13,972 shares of its common stock at prices ranging from a low of $0.20 per share to a high of $3.03 per share.  These shares are held by Amexdrug as treasury shares.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

The Company expended $42,456 and $4,038 on capital expenditures during the years ended December 31, 2011 and 2010, respectively.  The Company has no current plans for capital expenditures.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2011, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements adopted by the Company see the footnotes to the Company’s consolidated financial statements.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information specified by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Amexdrug’s consolidated audited balance sheets as of December 31, 2011 and 2010, Amexdrug’s consolidated audited statements of income, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2011 and 2010 are included hereafter.

AMEXDRUG CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Amexdrug Corporation
Commerce, California

We have audited the consolidated balance sheets of Amexdrug Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amexdrug Corporation as of December 31, 2011 and 2010, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 30, 2012

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

Assets
Current Assets
Cash and cash equivalents	$589,472	$443,703
Investment	2,112	7,649
Accounts receivable, net of allowance of $21,561 and 37,000, respectively	653,949	473,983
Prepaid expenses	45,513	8,079
Inventory, net of allowance of $0 andd $33,613, respectively	198,176	304,186
Deferred tax asset	12,600	53,140
Advances officer	-	3,918

Total Current Assets	1,501,822	1,294,658

Property and Equipment, at cost
Office and computer equipment	239,752	197,295
Leasehold improvements	15,700	15,700
	255,452	212,995
Less accumulated depreciation	(205,562)	(199,364)

Net Property and Equipment	49,890	13,631

Other Assets
Other deposits	28,212	14,462
Intangibles
Customer base, net of accumulated amortization of $18,259	-	-
Trademark, net of accumulated amortization of $837 and $629, respectively	813	1,021
Goodwill	17,765	17,765

Total Other Assets	46,790	33,248

Total Assets	$1,598,502	$1,341,537

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$463,098	$534,337
Accrued liabilities	31,098	29,776
Deferred operating lease liability	14,132	-
Corporate tax payable	-	108,304
Loan, officer	1,671	-
Notes payable related parties	108,023	108,023
Business lines and short term promissory note	631,903	310,590

Total Current Liabilities	1,249,925	1,091,030

Shareholders' Equity
Common stock, $0.001 par value; 50,000,000 authorized common shares 8,470,481 shares issued and outstanding	8,471	8,471
Additional paid in capital	83,345	83,345
Treasury stock	(13,972)	(11,441)
Retained earnings	270,733	170,132

Total Shareholders' Equity	348,577	250,507

Total Liabilities and Shareholders' Equity	$1,598,502	$1,341,537

The accompanying notes are an integral part of these consolidated financial statements.

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2011	December 31, 2010

Sales	$12,406,571	$11,487,177

Cost of Goods Sold	11,410,825	10,524,499

Gross Profit	995,746	962,678

Operating Expenses
Selling, general and administrative expense	768,030	664,148

Total Operating Expenses	768,030	664,148

Income before depreciation expense	227,716	298,530

Depreciation and amortization expense	6,407	8,102

Income before Other Income/(Expenses)	221,309	290,428

Other Income/(Expenses)
Interest and other income	7	1,668
Penalty	(4,098)	-
Realized gain/(loss)	-	(3,341)
Unrealized gain/(loss)	(2,995)	2,584
Interest expense	(27,276)	(25,486)

Total Other Income/(Expenses)	(34,362)	(24,575)

Income before Provision for Income Taxes	186,947	265,853

Income tax expense	(86,300)	(76,791)

Net Income	$100,647	$189,062

BASIC AND DILUTED INCOME PER SHARE	$0.01	$0.02

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	8,470,481	8,470,481

The accompanying notes are an integral part of these consolidated financial statements.

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,647	189,062
Adjustment to reconcile net income to net cash used in operating activities
Depreciation and amortization	6,407	8,102
Allowance for doubtful accounts	(15,439)	4,747
Unrealized (gain)/loss on investment	2,995	(2,584)
Realized loss on sale of investment	-	3,341
Change in Assets and Liabilities
Loss on Inventory	-	33,613
Adjustment to retained earnings	(46)	-
(Increase) Decrease in:
Accounts receivable	(164,527)	(48,546)
Inventory	106,011	(179,990)
Prepaid expenses	37,434	(8,079)
Other receivable	-	18,274
Deferred tax asset	40,540	(39,362)
Other assets	(13,750)	(2,304)
Increase (Decrease) in:
Accounts payable and accrued liabilities	(68,248)	147,373
Deferred operating lease liability	14,132	-
Corporate income tax payable	(108,304)	103,137

NET CASH USED IN OPERATING ACTIVITIES	(137,016)	226,784

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from the sale of investment	2,542	1,515
Purchase of investments	-	(2,431)
Purchase of fixed assets	(42,456)	(4,038)

NET CASH USED IN INVESTING ACTIVITIES	(39,914)	(4,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to officer	-	(2,861)
Proceeds from officer	3,918
Purchase of treasury stock	(2,531)	(2,157)
Proceeds from credit line	321,312	105,709

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	322,699	100,691

NET INCREASE/(DECREASE) IN CASH	145,769	322,521

CASH, BEGINNING OF PERIOD	443,703	121,182

CASH, END OF PERIOD	$589,472	$443,703

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$21,666	$16,882
Income taxes	$28,176	$7,850

The accompanying notes are an integral part of these consolidated financial statements.

AMEXDRUG CORPORATION AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY

					Retained
			Additional		Earnings	Total
	Common stock		Paid-in	Treasury	(Accumulated	Shareholders'
	Shares	Amount	Capital	Stock	Deficit)	Equity
Balance at December 31, 2009	8,470,481	$8,471	$83,345	$(9,284)	$(18,930)	$63,602

Treasury stock	-	-	-	(2,157)	-	(2,157)

Net income for the year ended December 31, 2010	-	-	-	-	189,062	189,062

Balance at December 31, 2010	8,470,481	$8,471	$83,345	$(11,441)	$170,132	$250,507

Treasury stock	-	-	-	(2,531)	-	(2,531)

Adjustment to retained earnings	-	-	-	-	(46)	(46)

Net income for the year ended December 31, 2011	-	-	-	-	100,647	100,647

Balance at December 31, 2011	8,470,481	$8,471	$83,345	$(13,972)	$270,733	$348,577

The accompanying notes are an integral part of these consolidated financial statements.

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1.   ORGANIZATION AND LINE OF BUSINESS

Amexdrug's wholly owned subsidiaries include Allied Med, Inc., Dermagen, Inc. and BioRx  Pharmaceuticals.

Allied Med, Inc. was formed in October 1997 and is engaged in the pharmaceutical wholesale business of selling brand and generic pharmaceuticals products, over-the-counter drug and non-drug products and health and beauty products to independent and chain pharmacies, alternative care facilities and other wholesalers.

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
Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuationallowance, and the fair value of stock options. Actual results could differ from those estimates.

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the modified accelerated cost recovery system (macrs) method over its estimated useful lives:

Machinery & Office equipment	3-10 Years
Leasehold improvements	2-5 Years

Depreciation expense was $6,199 and $7,938 for the years ended December 31, 2011 and 2010, respectively

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2011, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

Basic Income per Share Calculations
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. As of December 31, 2011 and 2010, the Company did not have any potentially issuable common shares outstanding; accordingly, diluted income per share is not applicable to the Company and is not presented.

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $0 for the years ended December 31, 2011 and 2010, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $5,349 and $7,096 for the years ended December 31, 2011 and 2010, respectively.

Stock based Compensation
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

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

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

During the year ended December 31, 2011, purchases from two vendors accounted for 79% and 14% of total purchases, respectively. Accounts payable to these vendors accounted for 75% and 13% of the total accounts payable balance as of December 31, 2011, respectively. During the year ended December 31, 2010, purchases from those two vendors accounted 79% and 14% of total purchases, respectively. Accounts payable to these vendors accounted for 79% and 14% of the total accounts payable balance as of December 31, 2010. The loss of these vendors could have a potential negative effect upon the Company's future operations.

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

	2011	2010

Raw Materials	$16,170	$11,000
Finished goods	182,006	293,186

Total inventory	$198,176	$304,186

Intangible Assets
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

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets (Continued)
Goodwill represents the excess of the purchase price of Dermagen, Inc. over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs. The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit). The fair value of a reporting unit is determined based upon an eighth of the quoted market price of the Company's common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors. Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill. The amount of impairment of goodwill is measured by the excess of the goodwill's carrying value over its fair value. As of December 31, 2011 and 2010, the Company's goodwill was not deemed to be impaired.

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2011, based on the analysis of estimated undiscounted future net cash flows, the Company did not consider any of its long-lived assets to be impaired.

3.    INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

	Useful Lives	2011	2010

Trademarks		$1,650	$1,650
Less accumulated amortization	10 years	(837)	(629)
		$813	$1,021

Customer base		$18,259	$18,259
Less accumulated amortization	3 years	(18,259)	(18,259)
		$-	$-

In aggregate, the Company recognized amortization expense of $208 and $165 for the years ended December 31, 2011 and 2010, respectively.

4.   RENTAL LEASES

The Company’s leases expired during 2011, and were renewed on a month-to-month basis. Rent expense is recognized on a straight-line basis over the term of the leases. Also, the Company moved to a new facility during the year and signed a new operating lease for three years as of March 1, 2011. The monthly lease payments per month are $7,600. The lease of the facility expires in 2014. Rent expense is recognized on a straight-line basis over the term of the leases. Rent expense relating to its operating facility for the years ended December 31, 2011 and 2010 was $127,556 and $100,360, respectively.

As of December 31, 2011, the Company had refundable deposits relating to these operating leases of $28,212.

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

5.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

Accounting for Uncertainty in Income Taxes was adopted by the Company on January 1, 2007.  The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended December 31, 2011 and 2010, the Company did not recognize interest and penalties.

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

The provision (benefit) for income taxes for the years ended December 31, 2011 and 2010 consist of the following:

	2011	2010
Federal:
Current	$4,800	$87,565
Deferred	$4,100	$(30,440)

State
Current	$2,000	$25,665
Deferred	$1,700	$(8,922)
	$12,600	$73,868)

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred Tax Assets:
Depreciation	$4,100	$20,011
Related Party Accruals	300	$3,370
Allowance for Doubtful Accounts	6,500	$14,430
Allowance for Inventory	-	$13,109
Unrealized gain/(loss)	1,700	$2,220

Deferred Tax Liabilities:	-	$-

Net Deferred Tax Asset:	$12,600	$53,140

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

6.	DEFERRED TAX BENEFIT (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 30.11% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010

Book income	$56,300	$103,683
State income taxes	(2,700)	(9,363)
Depreciation	(12,000)	489
M & E	1,700	1,099
Non deductible expenses	1,200	-
Related party accrual	(2,300)	3,370
Unrealized gain/(loss)	900	(1,008)
Allowance for doubtful accounts	(4,600)	1,851
Allowance for Inventory	(10,100)	13,109
Prior Year Tax Expense Over Estimate	17,000	-
Change in Deferred Tax Asset	40,900	-
Valuation Allowance	-	-

Income tax expense	$86,300	$113,230

7.   RELATED PARTY TRANSACTIONS

The Company borrowed $109,202 from a shareholder to facilitate the purchase of Dermagen and to cover operating expenses. The balance of $108,023 is payable on demand and carries an annual interest rate of 8%, payable every 6 months.The interest paid as of December 31, 2011 and 2010 was $16,317 and $0 respectively.

8.	BANK LINE OF CREDIT

The Company received a line of credit from Wells Fargo Bank for $70,000, which as of December 31, 2011 and 2010 has a balance owing of $5,096 and $65,988 respectively. The interest rate is prime plus 4% payable every month.

9.   PROMISSORY NOTE

The Company renewed a promissory note during June 2011 from National Bank of California for $700,000, which as of December 31, 2011 and 2010 has a balance owing of $626,807 and $244,602 respectively. The interest rate is 2.5% over the index payable every month. The note matures in June 2012.

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

10.	BUSINESS SEGMENT INFORMATION

Beginning in 2005, the Company has operations in two segments of its business, namely: Distribution and Health and Beauty Products. Distribution consists of he wholesale pharmaceutical distribution and resale of brand and generic pharmaceutical products, over-the-counter drugs and non-drug products and health and beauty products. Health and Beauty Products consist of the manufacture and distribution of primarily health and beauty products.

The following tables describe information regarding the operations and assets of these reportable business segments:

		Health and
		Beauty
	Distributions	Products	Total
For the year ended December 31, 2011
Sales to external customers	$10,972,638	$1,433,933	$12,406,571
Depreciation and amortization	3,527	2,880	6,407
Segment income (loss) before taxes	616,871	(429,924)	186,947
Segment assets	1,265,427	330,075	1,598,502

For the year ended December 31, 2010
Sales to external customers	$10,394,727	$1,092,450	$11,487,177
Depreciation and amortization	4,736	3,367	8,103
Segment income (loss) before taxes	249,804	48,618	298,422
Segment assets	794,331	522,936	1,317,267

11.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no subsequent events to be reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, Jack Amin, acting as our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  The effectiveness of any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate improper conduct completely.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)in Internal Control -Integrated Framework.  Based upon this evaluation our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2011.

During the quarter ended December 31, 2011, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers

The following table as of March 23, 2012, includes the name, age, and position of each executive officer and director of Amexdrug and the term of office of each director.

Name	Age	Position	Director and/or Officer Since

Jack Amin	53	President, Secretary,	April 2000
		Treasurer and Director
Rodney S. Barron,	59	Director	December 2001
M.D.

Behrooz Meimand	63	Director	December 2001

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

Jack Amin has served as the President, Secretary, Treasurer and as a director of Amexdrug since April 2000.  He holds a Bachelor of Science in Electronic Engineering from Western State College of Engineering of LA, California in 1982.  Since 1980 Mr. Amin has been engaged in various capacities, including sales and management, within the pharmaceutical industry.  Mr. Amin has served as the President, Chief Executive Officer and director of Amexdrug’s wholly-owned subsidiary, Allied Med, Inc., a company which he founded in 1997.

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

Behrooz Meimand has served as a director of Amexdrug since December 2001.  Mr. Meimand obtained a master’s degree in insurance from the National University of Iran in 1970.  He has had 30 years of experience in the insurance industry. Mr. Meimand has been the president of Behrooz Meimand Insurance Services, Inc. for a period of time exceeding the past 5 years.  Currently Mr. Meimand is also a director of Magbid Foundation and Nessah Education & Culture Center.

Significant employees

Amexdrug and its subsidiaries have no present employees who are expected to make a significant contribution to Amexdrug’s business other than Amexdrug’s current officers and directors.  It is expected that current members of management will be the only persons whose activities will be material to Amexdrug’s operations.

Family relationships

There are no family relationships between any directors or executive officers of Amexdrug and/or the officers, directors or managers of its subsidiary companies, BioRx Pharmaceuticals, Inc., Allied Med, Inc., Dermagen, Inc. and Royal Health Care, Inc., either by blood or by marriage.

Involvement in certain legal proceedings

During the past ten years, no present director, person nominated to become a director, or executive officer, of Amexdrug:

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

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

(7) was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any federal or state securities law or regulation; or

(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to a temporary or permanent injunction, order or disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire transfer fraud or fraud in connection with business entity; or

(8) was the subject of, or a party to, any sanction nor order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C §78c(a)(26))), any registered entity (as defined in section 1(a)(29) of the Commodity Exchange Act (7 U.S.C.§1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions. Due to the Company's size, it is difficult to attract individuals who would be willing to accept membership on the Company's Board of Directors.  Therefore, the full Board of Directors would participate in nominating candidates to the Board of Directors.  The Company did not have an annual meeting of shareholders in the past fiscal year.  The Company presently has no procedure by which a shareholder may recommend nominees to serve on the Company’s Board of Directors.

Other Committees

We presently do not have a compensation committee, executive committee of our Board of Directors, stock plan committee or any other committees.

ITEM 11. EXECUTIVE COMPENSATION

Cash compensation

The following table shows compensation earned during fiscal 2011 and 2010 by the Chief Executive Officer and by any other executive officers whose compensation during one of the two fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMMARY COMPENSATION TABLE

Name and					All
Principal	Fiscal			Stock	Other
Position	Year	Salary	Bonus	Awards	Compensation	Total

Jack Amin	12/31/11	$178,300	$33,400	0	0	$211,700
President/Director	12/31/10	$114,000	0	0	0	$114,000

Columns have been omitted from the Summary Compensation Table above for option awards, non-equity incentive plan compensation and changes in pension value and nonqualified deferred compensation earnings since there were none.

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Amexdrug’s management during the fiscal years ended December 31, 2011 and 2010.  Except as described above, no other officers or directors were paid any salaries or compensation during the years ended December 31, 2011 or 2010.  Further, no member of Amexdrug’s management has been granted any option or stock appreciation rights.  Accordingly, no tables relating to such items have been included within this Item 11.

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

Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person.  None of Amexdrug’s directors or executive officers is acting on behalf of or will act at the direction of any other person.

Amexdrug intends to enter into an employment agreement with Jack Amin in the near future that may provide for a salary of $200,400 per year retroactive to January 1, 2012, and possible bonuses as the board of directors may determine are appropriate.  In the event Amexdrug is unable to pay the full $200,400 per year annual salary to Mr. Amin, he has indicated that he may accept a portion of the salary in the form of Amexdrug common stock.

Compensation pursuant to plans; pension table

There have been no stock awards, restricted stock awards, stock options, stock appreciation rights, long-term incentive plan compensation or similar rights granted to any of our officers or directors.  None of our officers or directors presently holds directly any stock options or stock purchase rights. We have no retirement, pension, profit sharing, or other plan covering any of our officers and directors.

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

Compensation Committee Report

The Company has no compensation Committee, and the function of the compensation committee is handled by the Board of Directors.  Jack Amin also serves as an officer of the Company.  The Board of Directors approved the compensation paid to Jack Amin in 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to Amexdrug to be the beneficial owners of more than five percent of Amexdrug’s common stock as of March 23, 2012.  Each of these persons has sole investment and sole voting power over the shares indicated.

	Number of Shares		Percent
Name and Address	Beneficially Owned		of Class

Jack Amin	7,759,202	(1)	91.7%
7251 Condor Street
Commerce, CA 90040

(1) Mr. Amin disclaims beneficial ownership of 421,083 shares of common stock acquired by his wife, Nora Amin, during 2005 that are not included in the foregoing amount.

Security ownership of management

The following table sets forth the share holdings of Amexdrug's directors and executive officers as of March 23, 2012.  Each of these persons has sole investment and sole voting power over the shares indicated.

	Number of Shares		Percent
Name and Address	Beneficially Owned		of Class

Jack Amin	7,759,202	(1)	91.7%
Rodney Barron, M.D.	0		0.0%
Behrooz Meimand	0		0.0%

All directors and executive
officers as a group (3)	7,759,202		91.7%

(1) Mr. Amin disclaims beneficial ownership of 421,083 shares of common stock acquired by his wife, Nora Amin, during 2005 that are not included in the foregoing amount.

All common shares held by the officers, directors and principal shareholders listed above are “restricted or control securities” and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum six months holding period has been met.

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

Changes in control

There are no present arrangements or pledges of Amexdrug’s securities, known to management, which may result in a change in control of Amexdrug.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has no equity compensation plans that have been approved by the Company’s security holders or the Board of Directors.  There presently are no securities authorized for issuance under any equity compensation plans.  There are no outstanding options, warrants or rights to acquire securities of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Transactions with management and others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, during the last two fiscal years ended December 31, 2011, or since December 31, 2011, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a direct or indirect material interest, other than the following:

1.           Amexdrug anticipates that it may enter into an employment agreement with Jack Amin in the near future.  It is expected that the employment agreement may be retroactive to January 1, 2012, and that it will provide for an annual salary of $200,400 and possible bonuses as the board of directors may determine are appropriate.  The employment agreement may give Mr. Amin the option to take a portion of the salary in shares of the Company’s common stock.

2.           Amexdrug borrowed $109,202 from the wife of our CEO to facilitate the purchase of Dermagen and to cover operating expenses.  The balance of $108,023 as of December 31, 2011 is payable on demand and carries an annual interest rate of 8%, payable every six months.  The interest paid as of December 31, 2011 and 2010 was $16,350 and $0, respectively.

3.           Jack Amin loaned funds to the Company during 2011.  As of December 31, 2011, the balance of the loan was $1,671.  The loan was interest free and unsecured.

No other related party transaction is presently proposed.

Parents of the company

Amexdrug has no parents, except to the extent that Mr. Amin may be deemed to be a parent by virtue of his large percentage stockholdings of the Company’s common stock.  See the caption “Security ownership of certain beneficial owners and management” in item 12 of this report for a description of Mr. Amin’s stock ownership.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

For the fiscal years ended December 31, 2011 and 2010, our principal accountant billed $19,100 and $18,500, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings.

Audit-Related Fees

There were no other fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for the fiscal years ended December 31, 2011 and 2010.

Tax Fees

For the fiscal years ended December 31, 2011 and 2010, our principal accountant billed us $3,800 and $1,500, respectively, for services for tax compliance, tax advice, and tax planning work.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years ended December 31, 2011 and 2010.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.           Financial Statements:

2.           Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.           Exhibits

The following exhibits are filed as part of this report.

Exhibit		Exhibit
Number	Description	Location

2.1	Agreement and Plan of Merger (to change domicile from California)	*

2.2	Agreement and Plan of Reorganization	**

3.1	Articles of Incorporation	***

3.2	By-Laws	***

10.1	Promissory Note with National Bank of California dated June 23, 2008	*****

10.2	Change in Terms Agreement with National Bank of California dated June 9, 2009	*****

10.3	Change in Terms Agreement with National Bank of California dated March 3, 2009	******

10.4	Subordination Agreement between Nora Y. Amin, National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009	******

10.5	Business Loan Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	******

10.6	Commercial Security Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	******

10.7	Commercial Guarantee between National Bank of California, Jack N. Amin, Amexdrug and its Subsidiaries	******

10.8	Commercial Guarantee between National Bank of California, Nora Y. Amin, Amexdrug and its subsidiaries	******

10.9	Lease Agreement between Fullerton Business Center, LLC, Lessor, and Allied Med, Inc., Lessee, dated March 1, 2011 (Units I & J)	*******

10.10	Guaranty of Lease by Jack Amin (Units I & J)	*******

10.11	Lease Agreement between Condor Associates, LLC, Lessor, and Allied Med, Inc., Lessee, dated February 22, 2011	*******

10.12	Guaranty of Lease by Jack Amin and Nora Amim	*******

10.13	First Amendment to Lease Extending Lease Term (Units I&J) dated January 18, 2012	This Filing

10.14	Change in Terms Agreement with National Bank of California dated December 21, 2011	This Filing

14.1	Code of Ethics	****

21.1	List of Subsidiaries of Amexdrug Corporation	******

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	This Filing

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	This Filing

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	This Filing

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	This Filing

101.INS	XBRL Instance Document	********

101.PRE	XBRL Taxonomy Extension	********
Presentation Linkbase

101.LAB	XBRL Taxonomy Extension	********
Label Linkbase

101.DEF	XBRL Taxonomy Extension	********
Definition Linkbase

101.CAL	XBRL Taxonomy Extension	********
Calculation Linkbase

101.SCH	XBRL Taxonomy Extension Schema	********

Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

*	Exhibit 2.1 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed December 21, 2001 as Exhibit No. 10.01.

**	Exhibit 2.2 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed January 15, 2002 as Exhibit No. 10.01.

***	Exhibit 3.1 and 3.2 are incorporated by reference from Amexdrug’s Form 10-KSB for the years ended December 31, 2001 filed on April 1, 2002.

****	Exhibit 14.1 is incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2008 filed April 13, 2009

*****	Exhibits 10.1 and 10.2 are incorporated by reference From Amexdrug’s Form 10-Q for the period ended June 30, 2009 filed August 14, 2009

******	Exhibits 10.3 through 10.8 and 21.1 are incorporated by reference from Amexdrug’s Form 10-Q/A for the period ended June 30, 2009 filed September 18, 2009

*******	Exhibits 10.9 through 10.12 are incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2010 filed March 31, 2011

********
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

AMEXDRUG CORPORATION

Date: March 30, 2012	By_/s/ Jack Amin
Jack Amin, Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Date: March 30, 2012	By_/s/ Jack Amin
Jack Amin, Director, President and
Chief Executive Officer, Chief
Financial Officer and Chief
Accounting Officer

Date: March 30, 2012	By_____________________
Rodney Barron, M.D., Director

Date: March 30, 2012	By_/s/ Behrooz Meimand
Behrooz Meimand, Director