Form 10-Q
period 2012-03-31
AMEXDRUG CORP
filed 2012-05-15
CIK 45621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to____________

Commission file number 0-7473

Amexdrug Corporation
(Exact name of registrant as specified in its charter)

NEVADA	95-2251025
(State or other jurisdiction incorporation or organization)of	(I.R.S. Employer identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2012, there were 8,470,481 shares of the issuer’s common stock issued and outstanding, including 14,668 shares held as treasury shares.

AMEXDRUG CORPORATION
FORM 10-Q

  TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of March 31, 2012 (unaudited) and December 31, 2011 (audited), the related unaudited consolidated statements of operations for the three month periods ended March 31, 2012 and March 31, 2011, the related unaudited consolidated statements of cash flows for the three month periods ended March 31, 2012 and March 31, 2011 and the notes to the unaudited consolidated financial statements follow.  The consolidated financial statements have been prepared by Amexdrug’s management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug’s annual report on Form 10-K for the year ended December 31, 2011.

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

Operating results for the quarter ended March 31, 2012, are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets
Cash	$127,707	$589,472
Investment	5,555	2,112
Accounts receivable, net of allowance of $21,561 and 21,561, respectively	543,015	653,949
Prepaid Expenses	-	45,513
Other Receivables	45,513	-
Inventory	413,788	198,176
Deferred tax asset	4,591	12,600

Total Current Assets	1,140,169	1,501,822

Property and Equipment, at cost
Office and computer equipment	239,752	239,752
Leasehold improvements	15,700	15,700
	255,452	255,452
Less accumulated depreciation	(207,993)	(205,562)

Net Property and Equipment	47,459	49,890

Other Assets
Other deposits	28,212	28,212
Intangibles
Customer base, net of accumulated amortization of $18,259	-	-
Trademark, net of accumulated amortization of $879 and $837, respectively	772	813
Goodwill	17,765	17,765

Total Other Assets	46,749	46,790

Total Assets	$1,234,377	$1,598,502

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$398,602	$463,098
Accrued liabilities	25,798	31,098
Deferred operating lease liability	15,484	14,132
Corporate tax payable	53,277	-
Notes payable related parties	108,023	109,694
Business lines and short term promissory note	181,478	631,903

Total Current Liabilities	782,662	1,249,925

Shareholders' Equity
Common stock, $0.001 par value; 50,000,000 authorized common shares 8,470,481 shares issued and outstanding	8,471	8,471
Additional paid in capital	83,345	83,345
Treasury stock	(14,919)	(13,972)
Retained earnings	374,818	270,733

Total Shareholders' Equity	451,715	348,577

Total Liabilities and Shareholders' Equity	$1,234,377	$1,598,502

The accompanying notes are an integral part of these consolidated financial statement.

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Sales	$2,180,990	$2,840,717

Cost of Goods Sold	1,820,350	2,409,415

Gross Profit	360,640	431,302

Operating Expenses
Selling, general and administrative expense	188,842	150,632

Total Operating Expenses	188,842	150,632

Income before depreciation expense	171,798	280,670

Depreciation and amortization expense	2,472	958

Income before Other Income/(Expenses)	169,326	279,712

Other Income/(Expenses)
Interest and other income	2	-
Penalty	-	(221)
Unrealized gain/(loss)	1,415	(474)
Interest expense	(5,372)	(6,426)

Total Other Income/(Expenses)	(3,955)	(7,121)

Income before Provision for Income Taxes	165,371	272,591

Income tax expense	(61,286)	(108,480)

Net Income	$104,085	$164,111

BASIC AND DILUTED INCOME PER SHARE	$0.01	$0.02

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	8,470,481	8,470,481

The accompanying notes are an integral part of these consolidated financial statement.

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,085	164,111
Adjustment to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,472	958
Unrealized (gain)/loss on investment	(1,415)	474
Change in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	110,934	(149,239)
Inventory	(215,612)	(105,192)
Prepaid expenses	45,513	1,204
Deferred tax asset	8,009	9,170
Other assets	(45,513)	(13,750)
Increase (Decrease) in:
Accounts payable and accrued liabilities	(69,796)	(82,135)
Deferred operating lease liability	1,352	-
Corporate income tax payable	53,277	54,311

NET CASH USED IN OPERATING ACTIVITIES	(6,694)	(120,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase)/Sale of investments	(2,028)	607

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,028)	607

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loans	(1,671)	(1,032)
Purchase of treasury stock	(947)	(607)
Payments on credit line	(450,425)	(64,658)

NET CASH USED BY FINANCING ACTIVITIES	(453,043)	(66,297)

NET DECREASE IN CASH	(461,765)	(185,778)

CASH, BEGINNING OF PERIOD	589,472	443,703

CASH, END OF PERIOD	$127,707	$257,925

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,212	$2,819
Income taxes paid	$-	$45,000

The accompanying notes are an integral part of these consolidated financial statement.

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2012

1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

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

Income per Share Calculations
Income per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted income per share is the same as the basic income per share for the three months ended March 31, 2012, because there are no outstanding dilutive instruments.

3.	CAPITAL STOCK

During the three months ended March 31, 2012, the Company issued no shares of common stock.

4.      INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

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

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2012

5.	BUSINESS SEGMENT INFORMATION (Continued)

The following tables describe information regarding the operations and assets of these reportable business segments:

		Health and
		Beauty
	Distributions	Products	Total
For the period ended March 31, 2012
Sales to external customers	$1,788,075	$392,915	$2,180,990
Depreciation and amortization	933	1,539	2,472
Segment income (loss) before taxes	64,258	101,113	165,371
Segment assets	679,594	554,783	1,234,377

For the period ended March 31, 2011
Sales to external customers	$2,446,688	$394,029	$2,840,717
Depreciation and amortization	797	161	958
Segment income (loss) before taxes	118,498	154,094	272,592
Segment assets	756,986	655,574	1,412,560

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

Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,470,481 are issued and outstanding as of March 31, 2012, including 14,668 shares held as treasury shares.

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

A total of fourteen innovative health and wellness products have been manufactured for sale by BioRx Pharmaceuticals, Inc. These over-the-counter and natural products are effective for treatment of fungus, arthritis, sunburn protection and for healthy feet and nails.  BioRx Pharmaceuticals is planning to sell these products to national chain drugstores, sport chain stores, natural food markets and other mass markets. These products are being marketed under the name of Sponix, and are being sold under the name of BioRx Pharmaceuticals.

Allied Med, Inc.

On December 31, 2001, Amexdrug acquired all of the issued and outstanding common shares of Allied Med, Inc., an Oregon corporation, in a share exchange in a related party transaction.

Allied Med, Inc., was formed as an Oregon corporation in October 1997 to operate in the pharmaceutical wholesale business of selling a full line of brand name and generic pharmaceutical products, over-the-counter (OTC) drug and non-drug products and health and beauty products to independent and chain pharmacies, alternative care facilities and other wholesalers.  At Allied Med our sincere interest is our customers’ needs.  Our competitive discount pricing allows our customers an advantage.

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

The Company’s loan agreement with Nora Amin is verbal.  The Company does not have written contracts with its major suppliers or buyers.  The Company has a written line of credit agreement with National Bank of California.  Copies of the Company’s written lease agreements and material contracts have been filed as exhibits to certain of its quarterly and annual reports.  See the Exhibit Index for a description of these agreements and for information on where copies can be found.

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

Results of Operations

Revenues

For the three months ended March 31, 2012, Amexdrug reported sales of $2,180,990, comprised of $1,788,075 of sales from the Company’s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and (OTC) health and beauty products, and $392,915 of sales of health and beauty products manufactured by the Company. This is $659,727 less than the $2,840,717 of sales reported for the three months ended March 31, 2011 which was comprised primarily of $2,446,688 sales from the Company’s pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products, and over the counter (OTC) health and beauty products, and $394,029 of sales of health and beauty products manufactured by the Company.  During the three month period ended March 31, 2012, Amexdrug experienced a decrease in total sales due, in part, to declining sales of some brand name drugs which became generically available and also due to the loss of a few customers.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2012 was $1,820,350, a decrease of $589,065 from the $2,409,415 cost of goods sold for the three months ended March 31, 2011.

Gross Profit

During the three months ended March 31, 2012, gross profit decreased by $70,662 to $360,640, or 16.5% of sales, from the $431,302, or  15.2% of sales, recorded for the three months ended March 31, 2011.  The change in gross profit margin is attributable to a larger percentage of sales of higher gross margin products sold in 2012.

Expenses

Total operating expenses for the three months ended March 31, 2012, consisting entirely of selling, general and administrative expenses were $188,842, an increase of $38,210 from the total operating expenses of $150,632 recorded for the three months ended March 31, 2011.  The increase in selling, general and administrative expense is primarily attributed to increased marketing expenses and increased compensation paid to the Company’s President in the later period.

Net Income

During the three months ended March 31, 2012, Amexdrug experienced net income of $104,085, a decrease of $60,026 from the $164,111of net income recorded for the three months ended March 31, 2011.  Amexdrug’s decrease in net profits during the three month period ended March 31, 2012, is attributable largely to the smaller gross profit generated from lower sales in the later period and the increased operating expenses in the later period, partially offset by decreased income tax expense in the later period.

Liquidity and Capital Resources – March 31, 2012

As of March 31, 2012, Amexdrug reported total current assets of $1,140,169, comprised primarily of cash and cash equivalents of $127,707, net accounts receivable of $543,015, and inventory of $413,788.  Total assets as of March 31, 2012 were $1,234,377, which included total current assets, plus net property and equipment of $47,459, other deposits of $28,212, trademark of $772, and goodwill of $17,765.

Amexdrug’s liabilities as of March 31, 2012, consisted primarily of accounts payable of $398,602, note payable to related party of $108,023, business lines of credit of $181,478, corporate tax payable of $53,277 and accrued liabilities of $25,798.

During the three months ended March 31, 2012, Amexdrug used $6,694 cash in operating activities compared to $120,088 cash used in operating activities in the three months ended March 31, 2011.  The primary adjustments to reconcile net income to net cash used in operating activities during the first quarter of 2012 were as follows:  an decrease in accounts receivable of $110,934, an increase in inventory of $215,612, a decrease in accounts payable and accrued liabilities of $69,796, an increase in other assets of $45,513, a decrease in prepaid expenses of $45,513 and an increase in corporate income tax payable of $53,277.  Amexdrug had $127,707 in cash and cash equivalents at March 31, 2012. Operations have primarily been funded through net income and an increase in the credit line balances when needed.  Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Stock Repurchases

Between approximately June 2007 and March 31, 2012, Amexdrug repurchased a total of 14,668 shares of its common stock at prices ranging from a low of $0.20 per share to a high of $3.03 per share.  These shares are held by Amexdrug as treasury shares.  Amexdrug anticipates that it may make additional small purchases of its shares throughout the remainder of 2012.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

The Company expended $0 and $0 on capital expenditures during the three month periods ended March 31, 2012 and 2011, respectively.  The Company has no current plans for any significant capital expenditures.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item.

Item 4.    Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2012.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosures.

During the last fiscal quarter ended March 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2012, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2008.

Item 3.    Defaults Upon Senior Securities.

None; not applicable.

Item 4.    Mine Safety Disclosures.

None; not applicable.

Item 5.    Other Information.

 None; not applicable.

Item 6.   Exhibits.

          (a) Exhibits.

The following exhibits are filed as part of this report.

Exhibit		Exhibit
Number	Description	Location

2.1	Agreement and Plan of Merger (to change domicile from California)	*

2.2	Agreement and Plan of Reorganization	**

3.1	Articles of Incorporation	***

3.2	By-Laws	***

10.1	Promissory Note with National Bank of California dated June 23, 2008	*****

10.2	Change in Terms Agreement with National Bank of California dated June 9, 2009	*****

10.3	Change in Terms Agreement with National Bank of California dated March 3, 2009	******

10.4	Subordination Agreement between Nora Y. Amin National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009,	******

10.5	Business Loan Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	******

10.6	Commercial Security Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	******

10.7	Commercial Guarantee between National Bank of California, Jack N. Amin, Amexdrug and its Subsidiaries	******

10.8	Commercial Guarantee between National Bank of California, Nora Y. Amin, Amexdrug and its subsidiaries	******

10.9	Lease Agreement between Fullerton Business Center, LLC, Lessor, and Allied Med, Inc., Lessee, dated March 1, 2011 (Units I & J)	*******

10.10	Guaranty of Lease by Jack Amin (Units I & J)	*******

10.11	Lease Agreement between Condor Associates, LLC, Lessor, and Allied Med, Inc., Lessee, dated February 22, 2011	*******

10.12	Guaranty of Lease by Jack Amin and Nora Amin	*******

10.13	First Amendment to Lease Extending Lease Term (Units I&J) dated January 18, 2012	********

10.14	Change in Terms Agreement with National Bank of California dated December 21, 2011	********

14.1	Code of Ethics	****

21.1	List of Subsidiaries of Amexdrug Corporation	******

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	This Filing

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	This Filing

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	This Filing

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	This Filing

101.INS	XBRL Instance Document	*********

101.PRE	XBRL Taxonomy Extension	*********
Presentation Linkbase

101.LAB	XBRL Taxonomy Extension	*********
Label Linkbase

101.DEF	XBRL Taxonomy Extension	*********
Definition Linkbase

101.CAL	XBRL Taxonomy Extension	*********
Calculation Linkbase

101.SCH	XBRL Taxonomy Extension Schema	*********

Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

*	Exhibit 2.1 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed December 21, 2001 as Exhibit No. 10.01.

**	Exhibit 2.2 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed January 15, 2002 as Exhibit No. 10.01.

***	Exhibit 3.1 and 3.2 are incorporated by reference from Amexdrug’s Form 10-KSB for the year ended December 31, 2001 filed on April 1, 2002.

****	Exhibit 14.1 is incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2008 filed April 13, 2009

*****	Exhibits 10.1 and 10.2 are incorporated by reference From Amexdrug’s Form 10-Q for the period ended June 30, 2009 filed August 14, 2009

******	Exhibits 10.3 through 10.8 and 21.1 are incorporated by reference from Amexdrug’s Form 10-Q/A for the period ended June 30, 2009 filed September 18, 2009

*******	Exhibits 10.9 through 10.12 are incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2010 filed March 31, 2011

********	Exhibits 10.13 and 10.14 are incorporated by reference from Amexdrug’s Form 10-K for the Year ended December 31, 2011 filed March 31, 2012

*********
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

AMEXDRUG CORPORATION

Date: May 15, 2012	By: /s/ Jack Amin
Jack Amin
Director, President, Chief Executive
Officer, Chief Financial Officer and
Chief Accounting Officer