Form 10-Q
period 2012-06-30
AMEXDRUG CORP
filed 2012-08-10
CIK 45621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 6, 2012, there were 8,470,481 shares of the issuer’s common stock issued and outstanding, including 14,672 shares held as treasury shares.

AMEXDRUG CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of June 30, 2012 (unaudited) and December 31, 2011 (audited), the related unaudited consolidated statements of operations for the three and six month periods ended June 30, 2012 and June 30, 2011, the related unaudited consolidated statements of cash flows for the six month periods ended June 30, 2012 and June 30, 2011, and the notes to the unaudited consolidated financial statements follow.  The consolidated financial statements have been prepared by Amexdrug’s management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug’s annual report on Form 10-K for the year ended December 31, 2011.

The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of Amexdrug Corporation consolidated with BioRx Pharmaceuticals, Inc., Allied Med, Inc., and Dermagen, Inc., its wholly owned subsidiaries, and all such adjustments are of a normal recurring nature.  The names “Amexdrug”, “we”, “our” and “us” used in this report refer to Amexdrug Corporation.

Operating results for the quarter ended June 30, 2012, are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

AMEXDRUG CORPORATION AND SUBSIDIARIES

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets
Cash	$103,381	$589,472
Investment	4,257	2,112
Accounts receivable, net of allowance of $21,561 and 37,000, respectively	600,144	653,949
Prepaid expenses	40,205	45,513
Inventory	545,753	198,176
Deferred tax asset	7,200	12,600

Total Current Assets	1,300,940	1,501,822

Property and Equipment, at cost
Office and computer equipment	239,752	239,752
Leasehold improvements	15,700	15,700
	255,452	255,452
Less accumulated depreciation	(210,469)	(205,562)

Net Property and Equipment	44,983	49,890

Other Assets
Other deposits	28,212	28,212
Intangibles
Customer base, net of accumulated amortization of $18,259	-	-
Trademark, net of accumulated amortization of $920 and $837, respectively	730	813
Goodwill	17,765	17,765

Total Other Assets	46,707	46,790

Total Assets	$1,392,630	$1,598,502

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$438,175	$463,098
Accrued liabilities	26,722	31,098
Deferred operating lease liability	15,186	14,132
Corporate tax payable	61,677	-
Notes payable related parties	108,023	109,694
Business lines and short term promissory note	248,813	631,903

Total Current Liabilities	898,596	1,249,925

Shareholders' Equity
Common stock, $0.001 par value; 50,000,000 authorized common shares 8,470,481 shares issued and outstanding	8,471	8,471
Additional paid in capital	83,345	83,345
Treasury stock	(14,933)	(13,972)
Retained earnings	417,151	270,733

Total Shareholders' Equity	494,034	348,577

Total Liabilities and Shareholders' Equity	$1,392,630	$1,598,502

 The accompanying notes are an integral part of these consolidated financial statements.

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Sales	$2,314,704	$3,621,079	$4,495,693	$6,461,797

Cost of Goods Sold	2,058,776	3,299,702	3,879,127	5,709,115

Gross Profit	255,928	321,377	616,566	752,682

Operating Expenses
Selling, general and administrative expense	192,910	191,006	381,683	341,639

Total Operating Expenses	192,910	191,006	381,683	341,639

Income before depreciation expense	63,018	130,371	234,883	411,043

Depreciation and amortization expense	2,518	1,215	4,989	2,171

Income before Other Income/(Expenses)	60,500	129,156	229,894	408,872

Other Income/(Expenses)
Interest and other income	1	3	3	3
Penalty	-	(3,877)	-	(4,098)
Unrealized gain/(loss)	(1,286)	(418)	130	(892)
Interest expense	(5,851)	(7,642)	(11,224)	(14,068)

Total Other Income/(Expenses)	(7,136)	(11,934)	(11,091)	(19,055)

Income before Provision for Income Taxes	53,364	117,222	218,803	389,817

Income tax expense	(11,033)	(45,673)	(72,385)	(154,153)

Net Income	$42,331	$71,549	$146,418	$235,664

BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.01	$0.02	$0.03

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	8,470,481	8,470,481	8,470,481	8,470,481

 The accompanying notes are an integral part of these consolidated financial statements.

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$146,418	$235,664
Adjustment to reconcile net income to net cash used in operating activities
Depreciation and amortization	4,989	2,171
Unrealized (gain)/ loss on investment	(130)	892
Change in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	53,805	(423,537)
Inventory	(347,577)	(35,217)
Prepaid expenses	5,308	8,079
Deferred tax asset	5,400	8,053
Other assets	-	(13,750)
Increase (Decrease) in:
Accounts payable and accrued liabilities	(29,298)	(31,999)
Deferred operating lease liability	1,054	9,778
Corporate income tax payable	61,677	(6,180)

NET CASH USED IN OPERATING ACTIVITIES	(98,354)	(246,046)

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of investments	-	-
Proceeds from the sale of investment	(2,015)	1,104
Purchase of fixed assets	-	(11,291)

NET CASH USED IN INVESTING ACTIVITIES	(2,015)	(10,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to officer	(1,671)	(7,702)
Purchase of treasury stock	(961)	(1,104)
Proceeds from credit line	(383,090)	(27,505)

NET CASH USED IN FINANCING ACTIVITIES	(385,722)	(36,311)

NET DECREASE IN CASH	(486,091)	(292,544)

CASH, BEGINNING OF PERIOD	589,472	443,703

CASH, END OF PERIOD	$103,381	$151,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,840	$9,747
Income taxes	$-	$43,977

 The accompanying notes are an integral part of these consolidated financial statements.

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2012

1.      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

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

Income per Share Calculations

Income per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted income per share is the same as the basic income per share for the six months ended June 30, 2012, because there are no outstanding dilutive instruments.

3.     CAPITAL STOCK

During the six months ended June 30, 2012, the Company issued no shares of common stock.

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

5.     BUSINESS SEGMENT INFORMATION (Continued)

The following tables describe information regarding the operations and assets of these reportable business segments:

		Health and
		Beauty
	Distributions	Products	Total
For the period ended June 30, 2012
Sales to external customers	$3,623,318	$872,375	$4,495,693
Depreciation and amortization	1,694	3,295	4,989
Segment income (loss) before taxes	69,946	148,857	218,803
Segment assets	652,058	740,572	1,392,630

For the period ended June 30, 2011
Sales to external customers	$5,712,283	$749,514	$6,461,797
Depreciation and amortization	1,617	554	2,171
Segment income (loss) before taxes	314,093	75,724	389,817
Segment assets	959,010	563,987	1,522,997

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

Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,470,481 are issued and outstanding as of June 30, 2012, including 14,672 shares held as treasury shares..

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

Results of Operations

For the Three Months Ended June 30, 2012

Revenues

For the three months ended June 30, 2012, Amexdrug reported sales of $2,314,704, comprised of $1,835,243 of sales from the Company’s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $479,460 of sales of health and beauty products manufactured by the Company.  This is $1,306,375 less than the $3,621,079 of sales reported for the three months ended June 30, 2011, which was comprised primarily of $3,265,594 sales from the Company’s pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $355,485 of sales of health and beauty products manufactured by the Company.  During the three month period ended June 30, 2012, Amexdrug experienced a decrease in total sales due, in part, to declining sales of some brand name drugs which became generically available and also due to the loss of a few customers.

Costs of Goods Sold

Cost of goods sold for the three months ended June 30, 2012 was $2,058,776, a decrease of $1,240,926 from the $3,299,702 cost of goods sold for the three months ended June 30, 2011.

Gross Profit

During the three months ended June 30, 2012 gross profit decreased by $65,449 to $255,928 or 11.1% of sales, from the $321,377, or 8.9% of sales recorded for the three months ended June 30, 2011.  The change in gross profit margin is largely attributable to a decrease in sales, partially offset by an increased percentage of sales of higher gross margin products sold in the three month period ended June 30, 2011.

Expenses

Total operating expenses for the three months ended June 30, 2012, consisting entirely of selling, general and administrative expenses, were $192,910, an increase of $1,904 from the total operating expenses of $191,006 recorded for the three months ended June 30, 2011.

Net Income

During the three months ended June 30, 2012, Amexdrug earned net income of $42,331, a decrease of $29,218 from the net income of $71,549 earned in the three months ended June 30, 2011.  Amexdrug’s decrease in net income during the three month period ended June 30, 2012 is attributable largely to the smaller gross profit generated from decreased sales of goods in the later period.

For the Six Months Ended June 30, 2012

Revenues

For the six months ended June 30, 2012, Amexdrug reported sales of $4,495,693, comprised of $3,623,318 of sales from the Company’s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $872,375 of sales of health and beauty products manufactured by the Company.  This is $1,966,104 less than the $6,461,797 of sales reported for the six months ended June 30, 2011 which was comprised primarily of $5,712,283 of sales from the Company’s pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $749,514 of sales of health and beauty products manufactured by the Company.  During the six month period ended June 30, 2012, Amexdrug experienced a decrease in total sales due, in part, to declining sales of some brand name drugs which became generically available and also due to the loss of a few customers.

Costs of Goods Sold

Cost of goods sold for the six months ended June 30, 2012 was $3,879,127, a decrease of $1,829,988 from the $5,709,115 cost of goods sold for the six months ended June 30, 2011.

Gross Profit

During the six months ended June 30, 2012 gross profit decreased by $136,116 to $616,566, or 13.7% of sales, from the $752,682, or 11.6% of sales recorded for the six months ended June 30, 2011.  The change in gross profit margin is largely attributable to a decrease in sales partially offset by an increased percentage of sales of higher gross margin products sold in the first six months of 2012.

Expenses

Total operating expenses for the six months ended June 30, 2012, consisting entirely of selling, general and administrative expense, were $381,683, an increase of $40,044 from the total operating expenses of $341,639 recorded for the six months ended June 30, 2011.  The increase in selling, general and administrative expense is primarily attributed to increased compensation paid to the Company’s President in the later period, partially offset by decreased commissions payable on the decreased sales in the later period.

Net Income

During the six months ended June 30, 2012, Amexdrug earned net income of $146,418, a decrease of $89,246 from the net income of $235,664 experienced in the six months ended June 30, 2011.  Amexdrug's decrease in net income during the six month period ended June 30, 2012, is attributable largely to the smaller gross profit generated from decreased sales of goods in the later period.

Liquidity and Capital Resources – June 30, 2012

As of June 30, 2012, Amexdrug reported total current assets of $1,300,940, comprised of cash of $103,381, accounts receivable of $600,144, inventory of $545,753, prepaid expenses of $40,205, a deferred tax asset of $7,200, and an investment of $4,257. Total assets as of June 30, 2012 were $1,392,630 which included total current assets, plus net property and equipment of $44,983, other deposits of $28,212, Trademark of  $730, and goodwill of $17,765.

Amexdrug’s liabilities as of June 30, 2012 consisted of accounts payable of $438,175, notes payables to related parties of $108,023, business line of credit of $248,813, corporate tax payable of $61,677, accrued liabilities of $26,722, and deferred operating lease liability of $15,186.

During the six months ended June 30, 2012, Amexdrug used $98,354 cash in operating activities compared to $246,046 cash used in operating activities in the six months ended June 30, 2011.  The primary adjustments to reconcile net income to net cash used in operating activities during the six months ended June 30, 2012 were as follows:  a decrease in accounts receivable of $53,805, an increase in inventory of $347,577, and a decrease in accounts payable and accrued liabilities of $29,298.  Amexdrug had $103,381 in cash and cash equivalents at June 30, 2012.  Operations have primarily been funded through cash generated from operations and an increase in the credit line balance when needed.  Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Stock Repurchases

Between approximately June 2007 and June 30, 2012, Amexdrug repurchased a total of 14,672 shares of its common stock at prices ranging from a low of $0.20 per share to a high of $3.03 per share. These shares are held by Amexdrug as treasury shares. Amexdrug anticipates that it may make additional small purchases of its shares throughout the remainder of 2012.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

The Company expended $0 and $3,801 on capital expenditures during the three month periods ended June 30, 2012 and 2011, respectively.  The Company has no current plans for any significant capital expenditures.

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

Item 4.     Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2012.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended June 30, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended June 30, 2012, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2008.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.    Mine Safety Disclosures.

None; not applicable.

Item 5.    Other Information.

None; not applicable.

Item 6.   Exhibits.

          (a)  Exhibits.

The following exhibits are filed as part of this report.

EXHIBIT INDEX

Exhibit		Exhibit
Number	Description	Location

2.1	Agreement and Plan of Merger (to change domicile from California)	*

2.2	Agreement and Plan of Reorganization	**

3.1	Articles of Incorporation	***

3.2	By-Laws	***

10.1	Promissory Note with National Bank of California dated June 23, 2008	*****

10.2	Change in Terms Agreement with National Bank of California dated June 9, 2009	*****

10.3	Change in Terms Agreement with National Bank of California dated March 3, 2009	******

10.4	Subordination Agreement between Nora Y. Amin, National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009	******

10.5	Business Loan Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	******

10.6	Commercial Security Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	******

10.7	Commercial Guarantee between National Bank of California, Jack N. Amin, Amexdrug and its Subsidiaries	******

10.8	Commercial Guarantee between National Bank of California, Nora Y. Amin, Amexdrug and its subsidiaries	******

10.9	Lease Agreement between Fullerton Business Center, LLC, Lessor, and Allied Med, Inc., Lessee, dated March 1, 2011 (Units I & J)	*******

10.10	Guaranty of Lease by Jack Amin (Units I & J)	*******

10.11	Lease Agreement between Condor Associates, LLC, Lessor, and Allied Med, Inc., Lessee, dated February 22, 2011	*******

10.12	Guaranty of Lease by Jack Amin and Nora Amin	*******

10.13	First Amendment to Lease Extending Lease Term (Units I&J) dated January 18, 2012	********

10.14	Change in Terms Agreement with National Bank of California dated December 21, 2011	********

14.1	Code of Ethics	****

21.1	List of Subsidiaries of Amexdrug Corporation	******

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

101.INS	XBRL Instance Document	*********

101.SCH	XBRL Taxonomy Extension Schema	*********

101.CAL	XBRL Taxonomy Extension	*********
Calculation Linkbase

101.DEF	XBRL Taxonomy Extension
	Definition Linkbase	*********

101.LAB	XBRL Taxonomy Extension	*********
Label Linkbase

101.PRE	XBRL Taxonomy Extension
	Presentation Linkbase	*********

Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

*	Exhibit 2.1 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed December 21, 2001 as Exhibit No. 10.01.

**	Exhibit 2.2 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed January 15, 2002 as Exhibit No. 10.01.

***	Exhibit 3.1 and 3.2 are incorporated by reference from Amexdrug’s Form 10-KSB for the year ended December 31, 2001 filed on April 1, 2002.

****	Exhibit 14.1 is incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2008 filed April 13, 2009

*****	Exhibits 10.1 and 10.2 are incorporated by reference From Amexdrug’s Form 10-Q for the period ended June 30, 2009 filed August 14, 2009

******	Exhibits 10.3 through 10.8 and 21.1 are incorporated by reference from Amexdrug’s Form 10-Q/A for the period ended June 30, 2009 filed September 18, 2009

*******	Exhibits 10.9 through 10.12 are incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2010 filed March 31, 2011

********	Exhibits 10.13 and 10.14 are incorporated by reference from Amexdrug’s Form 10-K for the Year ended December 31, 2011 filed March 31, 2012

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

AMEXDRUG CORPORATION

Date: August 9, 2012	By: /s/ Jack Amin
Jack Amin
Director, President, Chief Executive Officer,
Chief Financial Officer and Chief Accounting
Officer