Form 10-Q
period 2012-09-30
AMEXDRUG CORP
filed 2012-11-14
CIK 45621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2012, there were 8,470,481 shares of the issuer’s common stock issued and outstanding, including 14,672 shares held as treasury shares.  After giving effect to the 20 for 1 forward stock split scheduled to occur to the Company’s common stock on November 30, 2012, this equates to 169,409,620 post-stock split shares outstanding, including 293,440 post-stock split shares held as treasury shares.

AMEXDRUG CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of September 30, 2012 (unaudited) and December 31, 2011 (audited), the related unaudited consolidated statements of operations for the three and nine month periods ended September 30, 2012 and September 30, 2011, the related unaudited consolidated statements of cash flows for the nine month periods ended September 30, 2012 and September 30, 2011, and the notes to the unaudited consolidated financial statements follow.  The consolidated financial statements have been prepared by Amexdrug’s management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug’s annual report on Form 10-K for the year ended December 31, 2011.

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

Operating results for the quarter ended September 30, 2012, are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

Proposed Forward Stock Split and Increase in Authorized Shares

The Company’s Board of Directors has approved a 20 for 1 forward stock split and an increase in the number of authorized shares of the Company’s common stock from 50,000,000 shares to 1,000,000,000 shares.  The par value remains at $0.001. Both of these actions were approved pursuant to Section 78.209 of the Nevada Revised Statutes, and are to become effective on November 30, 2012 at 5:00 p.m. Eastern Time.  After giving effect to the 20 for 1 forward stock split, the number of outstanding shares of the Company’s common stock will increase from 8,470,481 pre-split shares to 169,409,620 post-split shares outstanding, as each outstanding share of the Company’s common stock will become 20 shares as a result of the forward stock split.  The effects of the 20 to 1 forward stock split have been applied to the Company’s financial statements included in this quarterly report as though the forward stock split has already occurred.

AMEXDRUG CORPORATION AND SUBSIDIARIES

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$397,790	$589,472
Investment	4,998	2,112
Accounts receivable, net of allowance of $21,561 and 21,561, respectively	550,376	653,949
Prepaid expenses	412,894	45,513
Inventory	717,249	198,176
Deferred tax asset	8,200	12,600

Total Current Assets	2,091,507	1,501,822

Property and Equipment, at cost
Office and computer equipment	239,752	239,752
Leasehold improvements	15,700	15,700
	255,452	255,452
Less accumulated depreciation	(212,918)	(205,562)

Net Property and Equipment	42,534	49,890

Other Assets
Other deposits	28,212	28,212
Intangibles
Customer base, net of accumulated amortization of $18,259	-	-
Trademark, net of accumulated amortization of $837 and $629, respectively	689	813
Goodwill	17,765	17,765

Total Other Assets	46,666	46,790

Total Assets	$2,180,707	$1,598,502

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$346,638	$463,098
Accrued liabilities	10,912	31,098
Deferred operating lease liability	14,888	14,132
Corporate tax payable	72,262	-
Notes payable related parties	109,081	109,694
Business lines and short term promissory note	724,343	631,903
Promissory note, current portion	58,370	-

Total Current Liabilities	1,336,494	1,249,925

Long Term Liabilities
Promissory note	314,319	-

Total Long Term Liabilities	314,319	-

Total Liabilities	1,650,813	1,249,925

Shareholders' Equity
Common stock, $0.001 par value; 1,000,000,000 authorized common shares 169,409,620 shares issued and outstanding	169,410	169,410
Additional paid in capital	-	-
Treasury stock	(14,933)	(13,972)
Retained earnings	375,417	193,139

Total Shareholders' Equity	529,894	348,577

Total Liabilities and Shareholders' Equity	$2,180,707	$1,598,502

The accompanying notes are an integral part of these consolidated financial statements

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Sales	$2,168,740	$3,100,218	$6,664,433	$9,562,015

Cost of Goods Sold	1,933,611	2,776,937	5,808,393	8,486,052

Gross Profit	235,129	323,281	856,040	1,075,963

Operating Expenses
Selling, general and administrative expense	179,084	186,425	565,112	528,064

Total Operating Expenses	179,084	186,425	565,112	528,064

Income before depreciation expense	56,045	136,856	290,928	547,899

Depreciation and amortization expense	2,490	1,681	7,479	3,852

Income before Other Income/(Expenses)	53,555	135,175	283,449	544,047

Other Income/(Expenses)
Interest and other income	1	2	4	5
Penalty	-	-	-	(4,098)
Unrealized gain/(loss)	740	(2,244)	870	(3,136)
Interest expense	(8,851)	(6,831)	(20,075)	(20,899)

Total Other Income/(Expenses)	(8,110)	(9,073)	(19,201)	(28,128)

Income before Provision for Income Taxes	45,445	126,102	264,248	515,919

Income tax expense	(9,584)	(43,581)	(81,970)	(197,734)

Net Income	$35,861	$82,521	$182,278	$318,185

BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	169,409,620	169,409,620	169,409,620	169,409,620

The accompanying notes are an integral part of these consolidated financial statements

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$182,278	318,185
Adjustment to reconcile net income to net cash used in operating activities
Depreciation and amortization	7,479	3,852
Unrealized (gain)/loss on investment	(870)	3,136
Change in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	103,573	(307,145)
Inventory	(519,073)	(53,480)
Prepaid expenses	(367,381)	8,079
Deferred tax asset	4,400	18,054
Other assets	-	(13,750)
Increase (Decrease) in:
Accounts payable and accrued liabilities	(136,645)	(158,930)
Deferred operating lease liability	756	11,955
Corporate income tax payable	72,262	18,427

NET CASH USED IN OPERATING ACTIVITIES	(653,221)	(151,617)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	-	-
Proceeds from the sale of investment	(2,016)	1,104
Purchase of fixed assets	-	(28,319)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(2,016)	(27,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to officer	(613)	(9,069)
Proceeds from promissory note	372,689	-
Purchase of treasury stock	(961)	(1,104)
Proceeds from credit line	92,440	(113,156)

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	463,555	(123,329)

NET DECREASE IN CASH	(191,682)	(302,161)

CASH, BEGINNING OF PERIOD	589,472	443,703

CASH, END OF PERIOD	$397,790	$141,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$12,530	$16,910
Income taxes	$-	$52,948

The accompanying notes are an integral part of these consolidated financial statements

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2012

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

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

Income per Share Calculations
Income per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted income per share is the same as the basic income per share for the nine months ended September 30, 2012, because there are no outstanding dilutive instruments.

3.	CAPITAL STOCK

During the nine months ended September 30, 2012, the Company issued no shares of common stock.

4.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

The Company accounts for uncertainty in tax positions by recognition in the financial statements.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

5.	PROMISSORY NOTE

On July 30, 2012, the Company entered into a promissory note line of credit in the amount of $393,930, of which $372,689 has been disbursed to the Company for the purchase of a labeling machine. The note bears interest at 4.5% on the unpaid balance per annum over 360 days based on the actual number of days outstanding. The principal and interest is paid in accordance with the following schedule; there will be three (3) monthly consecutive interest payments, beginning August 30, 2012; 59 monthly consecutive principal and interest payments of $5,488 each, beginning November 30, 2012; and one principal and interest payment of $104,456 on October 30, 2017, based on an outstanding balance of $372,689. As of September 30, 2012, the principal amount outstanding on the note was $372,689.

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2012

6.	BUSINESS SEGMENT INFORMATION

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

The following tables describe information regarding the operations and assets of these reportable business segments:

		Health and
		Beauty
	Distributions	Products	Total
For the period ended September 30, 2012
Sales to external customers	$5,316,285	$1,348,148	$6,664,433
Depreciation and amortization	2,429	5,051	7,479
Segment income (loss) before taxes	29,778	234,470	264,248
Segment assets	1,333,411	847,296	2,180,707

For the period ended September 30, 2011
Sales to external customers	$8,459,446	$1,102,569	$9,562,015
Depreciation and amortization	2,430	1,422	3,852
Segment income (loss) before taxes	500,012	15,907	515,919
Segment assets	829,809	587,105	1,416,914

7.	SUBSEQUENT EVENT

On October 25, 2012, the Board of Directors approved a 20 for 1 forward stock split and increase in the number of authorized shares of the Company’s common stock from 50,000,000 shares to 1,000,000,000 shares to be effective on November 30, 2012.  The effects of the 20 to 1 forward split have been applied to the financial statements as though the forward split has already occurred.  Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no additional subsequent events to be reported.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company’s principal executive offices and its warehouse and distribution operations moved to 7251 Condor Street, Commerce California in March 2011. The Company leases 27,500 square feet at a rental rate of $7,700 per month. The rental amount is scheduled to increase to $8,800 per month effective March 1, 2013. The lease expires in March 2014.

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

Amexdrug currently has 50,000,000 shares of authorized common stock $.001 par value, of which 8,470,481 are issued and outstanding as of September 30, 2012, including 14,672 shares held as treasury shares.  After giving effect to the 20 for 1 forward stock split and the increase in the number of authorized common shares scheduled to occur to the Company’s common stock on November 30, 2012, the Company will then have 1,000,000,000 shares of authorized common stock $.001 par value, 169,409,620 post-split shares of its common stock outstanding including 293,440 post-split shares held as treasury shares.

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

A total of fourteen innovative health and wellness products have been for sale by BioRx Pharmaceuticals, Inc. These over-the-counter and natural products are effective for treatment of fungus, arthritis, sunburn protection and for healthy feet and nails. BioRx Pharmaceuticals is planning to sell these products to national chain drugstores, sport chain stores, natural food markets and other mass markets. These products are being marketed under the name of Sponix, and are being sold under the name of BioRx Pharmaceuticals.  In addition BioRx Pharmaceuticals sells pharmacy and laboratory supplies.

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

The Company’s loan agreement with Nora Amin is verbal, and it has a balance owing of $108,023 as of September 30, 2012.  The Company does not have written contracts with its major suppliers or buyers.

The Company entered into a business loan agreement and promissory note line of credit during June 2012 with National Bank of California for $393,920.  The Company drew $372,689 on the line of credit to purchase a labeling machine.  The note bears interest at 4.5% on the unpaid balance per annum over 360 days based on the actual number of days outstanding. The principal and interest is paid in accordance with the following schedule; there will be three (3) monthly consecutive interest payments, beginning August 30, 2012; 59 monthly consecutive principal and interest payments of $5,488 each, beginning November 30, 2012; and one principal and interest payment of $104,456 on October 30, 2017, based on an outstanding balance of $372,689. As of September 30, 2012, the principal amount outstanding on the note was $372,689.

The Company renewed a promissory note during June 2012 from National Bank of California for $700,000, which as of September 30, 2012 has a balance owing of $663,652. The interest rate is 2.5% over the index payable every month. The note matures on June 9, 2013.

The Company has a written line of credit agreement with Wells Fargo Bank for $70,000, which as of September 30, 2012 has a balance owing of $60,690. The interest rate is prime plus 4% payable every month.

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

Results of Operations

For the Three Months Ended September 30, 2012.

Revenues.

For the three months ended September 30, 2012, Amexdrug reported sales of $2,168,740, comprised of $1,692,967 of sales from the Company’s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $475,773 of sales of health and beauty products manufactured by the Company.  This is $931,478 less than the $3,100,218 of sales reported for the three months ended September 30, 2011, which was comprised primarily of $2,747,163 sales from the Company’s pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $353,055 of sales of health and beauty products manufactured by the Company.  During the three month period ended September 30, 2012, Amexdrug experienced a decrease in total sales due, in part, to declining sales of some brand name drugs which became generically available and also due to the loss of some customers.

Costs of Goods Sold.

Cost of goods sold for the three months ended September 30, 2012 was $1,933,611 a decrease of $843,326 from the $2,776,937 cost of goods sold for the three months ended September 30, 2011.  The decrease is attributable to the decrease in sales in the later period.

Gross Profit.

During the three months ended September 30, 2012 gross profit decreased by $88,152 to $235,129 or 10.8% of sales, from the $323,281, or 10.4% of sales recorded for the three months ended September 30, 2011.  The increase in gross profit margin is largely attributable to a decrease in total sales offset by an increase in the percentage of sales of higher gross margin products sold in the three month period ended September 30, 2012.

Expenses.

Total operating expenses, consisting entirely of selling, general and administrative expenses, for the three months ended September 30, 2012 were $179,084, a decrease of $7,341 from the total operating expenses of $186,425 recorded for the three months ended September 30, 2011.

Net Income.

During the three months ended September 30, 2012, Amexdrug earned net income of $35,861, as compared to the net income of $82,521earned in the three months ended September 30, 2011.  Amexdrug’s $46,660 decrease in net income during the three month period ended September 30, 2012 is attributable largely to the smaller gross profit generated from decreased sales of goods in the later period.

For the Nine Months Ended September 30, 2012.

Revenues.

For the nine months ended September 30, 2012, Amexdrug reported sales of $6,664,433, comprised of $5,316,285 of sales from the Company’s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $1,348,148 of sales of health and beauty products manufactured by the Company.  This is $2,897,582 less than the $9,562,015of sales reported for the nine months ended September 30, 2011 which was comprised primarily of $8,459,446 of sales from the Company’s pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $1,102,569 of sales of health and beauty products manufactured by the Company.  During the nine month period ended September 30, 2012, Amexdrug experienced a decrease in total sales due, in part, to declining sales of some brand name drugs which became generically available and also due to the loss of some customers.

Costs of Goods Sold.

Cost of goods sold for the nine months ended September 30, 2012 was $5,808,393, a decrease of $2,677,659 from the $8,486,052 cost of goods sold for the nine months ended September 30, 2011.  The decrease is attributable to the decrease in sales in the later period.

Gross Profit.

During the nine months ended September 30, 2012 gross profit decreased by $219,923 to $856,040, or 12.8% of sales, from the $1,075,963, or 11.3% of sales recorded for the nine months ended September 30, 2011.  The increase in gross profit margin is largely attributable to a decrease in total sales offset by an increase in the percentage of sales of higher gross margin products sold in the first nine months of 2012.

Expenses.

Total operating expenses, consisting entirely of selling, general and administrative expense, for the nine months ended September 30, 2012 were $565,112, an increase of $37,048 from the total operating expenses of $528,064 recorded for the nine months ended September 30, 2011.  The increase in selling, general and administrative expenses is primarily attributable to increased marketing expense in the later period, partially offset by decreased commissions payable on decreased sales in the later period.

Net Income.

During the nine months ended September 30, 2012, Amexdrug earned net income of $182,278, a decrease of $135,907 from the net income of $318,185 earned in the nine months ended September 30, 2011. Amexdrug's decrease in net income during the nine month period ended September 30, 2012 is attributable largely to the smaller gross profit generated from decreased sales of goods in the later period.

Liquidity and Capital Resources – September 30, 2012

As of September 30, 2012, Amexdrug reported total current assets of $2,091,507, comprised of cash and cash equivalents of $397,790, accounts receivable of $550,376, inventory of $717,249, prepaid expenses of $412,894 a deferred tax asset of $8,200 and an investment of $4,998. Total assets as of September 30, 2012 were $2,180,707 which included total current assets, plus net property and equipment of $42,534, other deposits of $28,212, Trademark of  $689, and goodwill of $17,765.

Amexdrug’s liabilities as of September 30, 2012 consisted primarily of accounts payable of $346,638, notes payable to related parties of $109,081, business line and short term promissory note of $724,343, corporate tax payable of $72,262 and promissory note, current portion of $58,370.

During the nine months ended September 30, 2012, Amexdrug used $653,221 cash in operating activities compared to $151,617 cash used in operating activities in the nine months ended September 30, 2011.  The primary adjustments to reconcile net income to net cash used in operating activities during the nine months ended September 30, 2012 were as follows:  a decrease in accounts receivable of $103,573, an increase in inventory of $519,073, an increase in prepaid expenses of $367,381, a decrease in accounts payable and accrued liabilities of $136,645, and an increase in corporate income tax payable of $72,262.  Amexdrug had $397,790 in cash and cash equivalents at September 30, 2012.  Operations have primarily been funded through cash generated from operations and through increased borrowings when needed.  Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Stock Repurchases

Between approximately June 2007 and September 30, 2012, Amexdrug repurchased a total of 14,672 pre-split shares of its common stock at prices ranging from a low of $0.20 per pre-split share to a high of $3.03 per pre-split share.  Giving effect to the 20 for 1 forward stock split planned to take effect on November 30, 2012, this is equivalent to repurchasing a total of 293,440 post-split shares at prices ranging from a low of $0.01 per post-split share to a high of $0.15 per post-split share. These shares are held by Amexdrug as treasury shares. Amexdrug anticipates that it may make additional small purchases of its shares throughout the remainder of 2012.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

The Company expended $0 and $0 on capital expenditures during the three month periods ended September 30, 2012 and 2011, respectively.  The Company has paid for a labeling machine (currently in prepaid expenses) in the amount of $372,689 which was received in November 2012.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2012.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended September 30, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2012, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2007.

Item 3.   Defaults Upon Senior Securities.

              None; not applicable.

Item 4.   Mine Safety Disclosures.

              None; not applicable.

Item 5.   Other Information.

              None; not applicable.

Item 6. Exhibits.

          (a) Exhibits.

The following exhibits are filed as part of this report.

EXHIBIT INDEX

Exhibit		Exhibit
Number	Description	Location

2.1	Agreement and Plan of Merger (to change domicile from California)	1

2.2	Agreement and Plan of Reorganization	2

3.1	Articles of Incorporation	3

3.2	By-Laws	3

3.3	Certificate of Change Pursuant to N.R.S.78.209	This Filing

10.1	Promissory Note with National Bank of California dated June 23, 2008	5

10.2	Change in Terms Agreement with National Bank of California dated June 9, 2009	5

10.3	Change in Terms Agreement with National Bank of California dated March 3, 2009	6

10.4	Change in Terms Agreement with National Bank of California dated December 21, 2011	8

10.5	Change in Terms Agreement with National Bank of California dated June 9, 2012	This Filing

10.6	Subordination Agreement between Nora Y. Amin, National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009	6

10.7	Business Loan Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	6

10.8	Commercial Security Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	6

10.9	Commercial Guarantee between National Bank of California, Jack N. Amin, Amexdrug and its Subsidiaries	6

10.10	Commercial Guarantee between National Bank of California, Nora Y. Amin, Amexdrug and its Subsidiaries	6

10.11	Lease Agreement between Fullerton Business Center, LLC, Lessor, and Allied Med, Inc., Lessee, dated March 1, 2011 (Units I & J)	7

10.12	First Amendment to Lease Extending Lease Term (Units I & J) dated January 18, 2012	8

10.13	Guaranty of Lease by Jack Amin (Units I & J)	7

10.14	Lease Agreement between Condor Associates, LLC, Lessor, and Allied Med, Inc., Lessee, dated February 22, 2011	7

10.15	Guaranty of Lease by Jack Amin and Nora Amin	7

10.16	Business Loan Agreement between National Bank of California, Amexdrug and its Subsidiaries dated July 30, 2012	This Filing

10.17	Promissory Note with National Bank of California dated July 30, 2012	This Filing

14.1	Code of Ethics	4

21.1	List of Subsidiaries of Amexdrug Corporation	6

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	This Filing

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	This Filing

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	This Filing

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	This Filing

101.INS	XBRL Instance Document	9

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	9

101.LAB	XBRL Taxonomy Extension Label Linkbase	9

101.DEF	XBRL Taxonomy Extension Definition Linkbase	9

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	9

101.SCH	XBRL Taxonomy Extension Schema	9

       Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

1               Exhibit 2.1 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed December 21, 2001 as Exhibit No. 10.01.

2               Exhibit 2.2 is incorporated by reference from  Amexdrug’s Form 8-K Current Report filed January 15, 2002 as Exhibit No. 10.01.

3               Exhibit 3.1 and 3.2 are incorporated by reference from Amexdrug’s Form 10-KSB for the year ended December 31, 2001 filed on April 1, 2002.

4               Exhibit 14.1 is incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2008 filed April 13, 2009

5               Exhibits 10.1 and 10.2 are incorporated  by reference From Amexdrug’s Form 10-Q for the period ended June 30, 2009 filed August 14, 2009

6.              Exhibits 10.3 and 10.6 through 10.10 and 21.1 are incorporated by reference from Amexdrug’s Form 10-Q/A for the period ended June 30, 2009 filed September 18, 2009

7.              Exhibits 10.11, and 10.13 through 10.15 are incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2010 filed March 31, 2011

8.              Exhibits 10.4 and 10.12 are incorporated by reference From Amexdrug’s Form 10-K for the year ended December 31, 2011 filed March 31, 2012

9               Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEXDRUG CORPORATION

Date: November 14, 2012	By: /s/ Jack Amin
Jack Amin
Director, President, Chief Executive Officer,
Chief Financial Officer and Chief Accounting Officer