Form 10-K
period 2012-12-31
AMEXDRUG CORP
filed 2013-04-03
CIK 45621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2012

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission File number 0-7473_______

AMEXDRUG CORPORATION
               (Exact name of registrant as specified in its charter)

Nevada	95-2251025
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

7251 Condor Street, Commerce, CA	90040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(323) 725-3100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the voting and non-voting common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. At June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,726,852 based upon 1,132,362 shares held by non-affiliates, and the average of the bid price and the asked price of $1.525 per share.  After giving effect to the Company's 1 for 20 forward stock split which occurred on December 3, 2012, this would equate to the same aggregate market value based on 22,647,240 post-split shares held by non-affiliates and the average of the bid and asked price (on a post-split adjusted basis) of $0.076 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 26, 2013, the registrant had 169,409,620 shares of common stock issued and outstanding, including 293,440 shares held as treasury shares.

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

PART I

PART II

PART III

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

Amexdrug currently has 1,000,000,000 shares of authorized common stock $.001 par value, of which 169,409,620 are issued and outstanding, including 293,440 shares held as treasury shares.

Forward Stock Split and Increase in Authorized Shares

The Company’s Board of Directors has approved a 20 to 1 forward stock split and an increase in the number of authorized shares of the Company’s common stock from 50,000,000 shares to 1,000,000,000 shares.  The par value remains at $0.001.  Both of these actions were approved pursuant to Section 78.209 of the Nevada Revised Statutes, and became effective on December 3, 2013.  After giving effect to the 20 to 1 forward stock split, the number of outstanding shares of the Company’s common stock increased from 8,470,481 pre-split shares to 169,409,620 post-split shares outstanding, as each outstanding share of the Company’s common stock became 20 shares as a result of the forward stock split.  The effects of the 20 to 1 forward stock split have been applied to the Company’s financial statements included in this annual report as though the forward stock split had already occurred.  The effects of the 20 to 1 forward stock split have also been applied to any share amounts and price per share amounts appearing in this annual report.

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

Allied Med, Inc., was formed as an Oregon corporation in October 1997 to operate in the pharmaceutical wholesale business of selling a full line of brand name and generic pharmaceutical products, over-the-counter (OTC) drug and non-drug products and health and beauty products to independent pharmacies, other retailers, alternative care facilities and other wholesalers. At Allied Med, our sincere interest is our customers’ needs.  Our competitive discount pricing allows our customers an advantage.

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

Dermagen, Inc. is a growing manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals, medical devices, health and beauty products, and pharmacy and laboratory supplies.  Dermagen, Inc. has a U.S.-FDA registered and state FDA approved manufacturing facility licensed to develop high margin skin and novel health and beauty products for niche markets.  Dermagen’s competitive advantage is in its excellent product research and development.

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

Business Segments

Since 2005, Amexdrug has had operations in two segments of its business, namely:  Distribution and Health and Beauty Products.  Distribution consists of the wholesale pharmaceutical distribution and resale of brand and generic pharmaceutical products, over-the-counter drugs and non-drug products and health and beauty products.  Health and Beauty Products consist of the manufacture and distribution of primarily health and beauty products, and also pharmacy and laboratory supplies.  Manufacturing includes expertise in research and development for the healthcare industry, including pharmacy and laboratory supplies.

Industry trends

Pharmaceutical and healthcare markets

According to IMS Health, the U.S. will remain the single largest pharmaceutical market.  It forecasted 3-5% growth in 2011.  Pharmaceutical sales in the U.S. were projected to reach $320 to $330 billion, up form an estimated $310 billion in 2010. The Company was unable to locate data confirming the amount of growth which actually occurred in 2011 or 2012.  Sales are expected to increase due to a number of factors including:

●	the value added by the introduction of new drugs into the marketplace, which more than offsets the value lost by medications losing patent protection;
●	new patterns of drug lifestyle management, resulting in higher sales occurring earlier in the life cycle of a medication;
●	increased money spent on direct-to-consumer marketing initiatives;
●	an unprecedented period of investment by pharmaceutical companies worldwide;
●	divergent growth rates expected for developed markets;
●	peak years of patent expiries shift major therapies to generic dominance; and
●	therapy growth dynamics allow promising new wave of innovation for new treatment options.

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

Objectives and strategy

Amexdrug’s key business objective is to become a leading wholesale manufacturer and distributor of pharmacy and laboratory supplies, and a leading full-line distributor of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements, with an emphasis on online sales.

To accomplish this objective, Amexdrug plans to:

●	market its name, products and services to create brand recognition and generate and capture traffic on its websites;
●	provide quality products at competitive prices and efficient service;
●	develop strategic relationships that increase Amexdrug’s product offerings; and
●	attract and retain exceptional employees.

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

Promotion of website

As revenue allows, the Company will promote, advertise and increase recognition of its website through a variety of marketing and promotional techniques, including:

●	developing co-marketing agreements with major online sites and services;
●	enhancing online content and ease of use of its website;
●	enhancing customer service and technical support;
●	advertising in trade journals and at industry trade shows;
●	conducting an ongoing public relations campaign; and
●	developing other business alliances and partnerships.

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

Competition

Amexdrug faces strong competition both in price and service from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains and from manufacturers engaged in direct distribution. Many of our current and potential competitors have longer operating histories and much larger customer bases than we have.  In addition, many of our competitors have greater brand recognition and significantly greater financial, marketing and other resources. To compete successfully, we have had to constantly monitor our competitive situation and develop strategies to allow us to compete with other companies who are able to:

●	secure merchandise from vendors on more favorable terms;
●	devote greater resources to marketing and promotional campaigns; and
●	adopt more aggressive pricing or inventory availability policies.

In addition, many of our competitors have developed or may be able to develop e-commerce operations that compete with our e-commerce operations, and may be able to devote substantially more resources to website development and systems development than we do.  The online commerce market is new, rapidly evolving and intensely competitive. The Company expects competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new websites at relatively low cost.  The Company believes that the critical success factors for companies seeking to create Internet business-to-business e-commerce solutions include the following:

●	breadth and depth of product offerings;
●	brand recognition;
●	depth of existing customer base; and
●	ease of use and convenience.

Unlike other well-publicized product categories such as online book or compact disc retailing, there is no current market leader in its online business-to- business market segment. The Company's immediate goal is to position itself as a leading business-to-business e-commerce and online trade exchange provider for pharmaceuticals, over-the-counter products, health and beauty care products, pharmacy and laboratory supplies and nutritional supplements.  To that end, we believe that our early entry into the online market may enable us to establish critical competitive advantages over future competitors.  We believe that such competitive advantages include:

●	the establishment of a recognizable brand;
●	the development of online marketing and media relationships;
●	the development of important relationships with manufacturers, distributors, wholesalers and content providers; and
●	exposure to an existing customer base.

However, competitive pressures created by any one of its current or future competitors, or by its competitors collectively, could materially affect the Company's business.  We believe that the principal competitive factors in its market are and will be:

●	brand recognition	●	customer service
●	speed and accessibility	●	reliability and speed of fulfillment
●	quality of site content	●	price
●	convenience
●	selection

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

Furthermore, Amexdrug and/or its customers are subject to extensive licensing requirements and comprehensive regulation governing various aspects of the healthcare delivery system, including the so called "fraud and abuse" laws.  The fraud and abuse laws preclude:

●	persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare or Medicaid, and
●	physicians from making referrals to certain entities with which they have a financial relationship.

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

Internet regulation

Few laws currently regulate the Internet. Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may cover issues such as:

●	user privacy	●	distribution
●	pricing	●	taxation
●	content	●	characteristics and quality of products
●	copyrights	●	services

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

Research and Development

Amexdrug engages in some research and development of its products from time to time.  Total research and development costs were $0 and $0 for the years ended December 31, 2012 and 2011, respectively.  Amexdrug anticipates that it likely will not incur any research and development costs in 2013.

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

Dependence on major suppliers

During the year ended December 31, 2012, purchases from two suppliers accounted for 64% and 17% of total purchases, respectively. Accounts payable to these two suppliers accounted for 42% and 19% of the total accounts payable balance as of December 31, 2012, respectively.  During the year ended December 31, 2011, purchases from the same two suppliers accounted for 79% and 14% of our total purchases, respectively.  Accounts payable to these two suppliers accounted for 75% and 13% of the total accounts payable balance as of December 31, 2011. We presently enjoy a good relationship with our suppliers.  If for any reason our business with our suppliers was interrupted or discontinued in the future, we would be able to acquire most, if not all, of the same products from other suppliers at similar competitive prices. However, the loss of our largest supplier could have a potential negative effect upon our future operations.

Dependence on major customers

One customer accounted for 10% or more of our sales during the year ended December 31, 2012.  That customer accounted for approximately 10% of our 2012 sales and 15% of our 2011 sales.

Employees

The Company currently employs nine full time and four part time employees. In addition, the Company uses the services of three independent contractors.  Labor unions do not represent any of these employees. The Company considers its employee relations to be good. Competition for qualified personnel in its industry is intense, particularly for technical staff responsible for marketing, advertising, web development, and general and administrative activities.

Employees will be permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible.

Physical facilities

The Company's principal executive offices and its warehouse and distribution operations moved to 7251 Condor Street, Commerce California in March 2011.  The Company leases 27,500 square feet at this location.  The Company paid a rental rate of $7,700 per month during the year ended December 31, 2012.  The rental amount increased to $8,800 per month effective March 1, 2013.  Approximately 2,500 square feet of the premises is used for executive offices, and the balance of the premises is used for warehouse and distribution operations.  The lease is for a period of three years which commenced on March 1, 2011 and terminates on February 28, 2014.  The Company has the option to extend the lease for two additional three year periods.  If the Company exercises the first option to extend, the rental rate would increase to $9,900 per month effective March 1, 2014, $11,000 per month effective March 1, 2015 and $11,550 per month effective March 1, 2016. If the Company exercises the second option to extend, the rental rate would be adjusted to a fair market rental value as may be agreed to by the parties or as may be determined by an appraiser or arbitrator as provided in the Option to Extend Addendum. Payment of the lease has been personally guaranteed by Jack Amin and his wife, Nora Amin.  The Company believes this space will be sufficient for at least the next twelve months.

The Company’s Dermagen, Inc. manufacturing operations are currently located at 2500 East Fender Avenue, Units I&J, Fullerton, California, which is leased under one lease agreement dated March 1, 2011.  The Company leases approximately 3,520 square feet at a rental rate of $2,499.20 per month.  The lease was amended in early 2012, and again in early 2013, each time to extend the lease term for a period of one year.  The lease will now expire on February 28, 2014.  Payment of the lease has been personally guaranteed by Jack Amin. The Company believes this space will be sufficient for at least the next twelve months.

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

Acquisition of Allied Med, Inc.

On December 31, 2001, Amexdrug acquired all of the issued and outstanding common shares of Allied Med, Inc., an Oregon corporation, in a share exchange in a related party transaction.

Allied Med, Inc. was formed as an Oregon corporation in October 1997 to operate in the pharmaceutical wholesale business of selling a full line of brand name and generic pharmaceutical products, over-the-counter (OTC) drug and non-drug products and health and beauty products to independent and chain pharmacies, alternative care facilities and other wholesalers.

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

Dermagen, Inc. is a growing manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals, medical devices, health and beauty products, and pharmacy and laboratory supplies.  Dermagen has a U.S.-FDA registered and state FDA approved manufacturing facility licensed to develop high margin skin and novel health and beauty products for niche markets.  Our competitive advantage is in our superior product research and development for large leading domestic and international companies.

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

ITEM 2. PROPERTIES

Executive offices and Operating facilities

The Company's principal executive offices and its warehouse and distribution operations moved to 7251 Condor Street, Commerce California in March 2011.  The Company leases 27,500 square feet at this location.  The Company paid a rental rate of $7,700 per month during 2012.  The rental amount increased to $8,800 per month effective March 1, 2013.  Approximately 2,500 square feet of the premises is used for executive offices, and the balance of the premises is used for warehouse and distribution operations.  The lease is for a period of three years which commenced on March 1, 2011 and terminates on February 28, 2014. The Company has the option to extend the lease for two additional three year periods. If the Company exercises the first option to extend, the rental rate would increase to $9,900 per month effective March 1, 2014, $11,000 per month effective March 1, 2015 and $11,550 per month effective March 1, 2016. If the Company exercises the second option to extend, the rental rate would be adjusted to a fair market rental value as may be agreed to by the parties or as may be determined by an appraiser or arbitrator as provided in the Option to Extend Addendum. Payment of the lease has been personally guaranteed by Jack Amin and his wife, Nora Amin. The Company believes this space will be sufficient for at least the next twelve months.

The Company’s Dermagen, Inc. manufacturing operations are currently located at 2500 East Fender Avenue, Units I &J, Fullerton, California, which is leased under one lease agreement dated March 1, 2011.  The Company leases approximately 3,520 square feet at a rental rate of $2,464 per month.  The lease was initially for a period of one year which commenced on March 1, 2011. In early 2012, and again in early 2013, the parties executed Amendments to extend the lease term for one year.  It will now expire on February 28, 2014.  Payment of the lease has been personally guaranteed by Jack Amin. The Company believes this space will be sufficient for at least the next twelve months.

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

Quarter ended	High bid	Low Bid

March 31, 2012	$0.06	$0.001
June 30, 2012	$0.09	$0.05
September 30, 2012	$0.06	$0.005
December 31, 2012	$0.15	$0.0005

March 31, 2011	$0.08	$0.01
June 30, 2011	$0.08	$0.03
September 30, 2011	$0.08	$0.08
December 31, 2011	$0.08	$0.08

The stock prices described in the table above have been adjusted to reflect the Company’s 20 to 1 forward stock split of its common shares which occurred effective December 3, 2012, as though the forward stock split had occurred effective January 1, 2011.

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

Holders

The number of record holders of Amexdrug's common stock as of March 26, 2013 is approximately 192.  This number does not take into consideration stockholders whose shares are held by broker-dealers, finance institutions or other nominees.

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

At this time, we have certain distribution channels with suppliers and customers whom we know and trust, such as Amazon, and hundreds of independent pharmacies.  Of the estimated 100,000 retailers (drug stores and food mass), our goal is to have 20,000 stores carry our products in 2013.

The accompanying financial information includes the operations of Amexdrug Corporation and its subsidiaries for all periods presented.

Results of operations for the years ended December 31, 2012 and 2011

Revenues

For the year ended December 31, 2012, Amexdrug reported sales of $9,148,688, comprised of $7,254,363 of sales from the Company’s pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products, and over-the-counter (OTC) health and beauty products, and $1,894,325 of sales of health and beauty products manufactured by the Company. This was $3,257,883 less than the $12,406,571 of sales reported for the year ended December 31, 2011 which was comprised primarily of $10,972,638 sales from the Company’s pharmaceutical wholesale distribution business of selling brand name generic pharmaceutical products, and over-the-counter (OTC) health and beauty products and $1,433,933 of sales of health and beauty products manufactured by the Company. Sales of health and beauty products also include sales of pharmacy and laboratory supplies.  The decrease in sales is primarily due to declining sales of some brand name drugs which became generically available and also due to the loss of some customers.

Costs of Goods Sold

Cost of goods sold for the year ended December 31, 2012 was $8,142,128, a decrease of $3,268,697 from the $11,410,825 cost of goods sold for the year ended December 31, 2011.

Gross Profit

During the year ended December 31, 2012 gross profit increased by $10,814 to $1,006,560 or 11.0% of sales from the $995,746 or 8.0% of sales recorded for the year ended December 31, 2011.  The Company attributes its increase in gross profit margin in 2012 due primarily to an increase in the percentage of sales of higher margin products in the later period, partially offset by a decrease in total sales.

Expenses

Total operating expenses, consisting entirely of selling, general and administrative expense, for the year ended December 31, 2012 were $791,167, an increase of $23,137 from the total operating expenses of $768,030 recorded for the year ended December 31, 2011. This increase in selling, general and administrative expense is primarily attributable to increases in advertising and marketing expense and travel expense.

Net Income

During the year ended December 31, 2012, Amexdrug earned net income of $82,034.  This was $18,613 less than the $100,647 of net income recorded for the year ended December 31, 2011. This decrease in net income is largely attributable to a reduction in revenue and increases in selling, general and administrative expense, depreciation and amortization expense.

Liquidity and capital resources – December 31, 2012

As of December 31, 2012, Amexdrug reported total current assets of $1,870,065, comprised primarily of cash and cash equivalents of $415,962, accounts receivable of $558,569, inventory of $800,936, and prepaid expenses of $77,605. Total assets as of December 31, 2012 were $2,407,444, which included total current assets of $1,870,065, plus net property and equipment of $489,104, other deposits of $29,862, goodwill of $17,765 and trademarks of $648.

Amexdrug’s current liabilities as of December 31, 2012 consist primarily of accounts payable of $697,339, notes payable related parties of $108,023, business line of credit balance of $697,842 promissory note current portion of $58,370, and a deferred tax liability of $57,300.

During the year ended December 31, 2012, Amexdrug used $160,804 cash in operating activities compared to $137,016 cash used in operating activities in the year ended December 31, 2011.  The primary adjustments to reconcile net income to net cash used in operating activities during 2012 were as follows:  a decrease in accounts receivable of $109,108, an increase in accounts payable and accrued liabilities of $210,252, an increase in inventory of $602,760, an increase in deferred tax liability of $57,300, and depreciation and amortization of $19,538.  Cash decreased during the year ended December 31, 2012 by $173,510 compared to an increase during 2011 of $145,769. Amexdrug had a cash balance of $415,962 at December 31, 2012.  Operations have primarily been funded through cash generated through operations and through increased borrowings when needed. Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Business Line of Credit

The Company has a business line of credit with National Bank of California.  In December 2011, the maximum credit line was increased to $700,000.

Stock Repurchases

Between approximately June 2007 and December 31, 2012, Amexdrug repurchased a total of 293,440 post-split shares of its common stock at prices ranging from a low of $0.01 per share to a high of $0.15 per share.  These shares are held by Amexdrug as treasury shares.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

The Company expended $458,588 and $42,456 on capital expenditures during the years ended December 31, 2012 and 2011, respectively.  The Company has no current plans for capital expenditures, but it is prepared to make such expenditures on an as needed basis.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2012, included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Amexdrug’s consolidated audited balance sheets as of December 31, 2012 and 2011, Amexdrug’s consolidated audited statements of income, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2012 and 2011 are included hereafter.

AMEXDRUG CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Amexdrug Corporation
Commerce, California

We have audited the accompanying consolidated balance sheets of Amexdrug Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amexdrug Corporation as of December 31, 2012 and 2011, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 2, 2013

AMEXDRUG CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

Assets
Current Assets
Cash	$415,962	$589,472
Investments - available for sale	5,991	2,112
Accounts receivable, net of allowance of $7,833 and $21,561, respectively	558,569	653,949
Prepaid expenses	77,605	45,513
Inventory	800,936	198,176
Other asset	11,002	-
Deferred tax asset	-	12,600

Total Current Assets	1,870,065	1,501,822

Property and Equipment, at cost
Office and computer equipment	698,339	239,752
Leasehold improvements	15,700	15,700
	714,039	255,452
Less accumulated depreciation	(224,935)	(205,562)

Net Property and Equipment	489,104	49,890

Other Assets
Other deposits	29,862	28,212
Intangibles
Customer base, net of accumulated amortization of $18,259	-	-
Trademark, net of accumulated amortization of $1,002 and $837, respectively	648	813
Goodwill	17,765	17,765

Total Other Assets	48,275	46,790

Total Assets	$2,407,444	$1,598,502

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$697,339	$463,098
Accrued liabilities	8,780	31,098
Deferred operating lease liability	14,590	14,132
Deferred tax liability	57,300	-
Notes payable related parties	108,023	109,694
Business lines and short term promissory note	697,842	631,903
Promissory note, current portion	58,370	-

Total Current Liabilities	1,642,244	1,249,925

Long Term Liabilities
Promissory note	335,550	-

Total Long Term Liabilities	335,550	-

Total Liabilities	1,977,794	1,249,925

Stockholders' Equity
Common stock, $0.001 par value;
1,000,000,000 authorized common shares
169,409,620 shares issued and outstanding	169,410	169,410
Additional paid in capital	(77,594)	(77,594)
Treasury stock	(14,933)	(13,972)
Retained earnings	352,767	270,733

Total Stockholders' Equity	429,650	348,577

Total Liabilities and Stockholders' Equity	$2,407,444	$1,598,502

The accompanying notes are an integral part of these consolidated financial statements.

AMEXDRUG CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Income
	Years Ended
	December 31, 2012	December 31, 2011

Sales	$9,148,688	$12,406,571

Cost of Goods Sold	8,142,128	11,410,825

Gross Profit	1,006,560	995,746

Operating Expenses
Selling, general and administrative expense	791,167	768,030

Total Operating Expenses	791,167	768,030

Income before depreciation expense	215,393	227,716

Depreciation and amortization expense	19,538	6,407

Income before Other Income/(Expenses)	195,855	221,309

Other Income/(Expenses)
Interest and other income	3	7
Penalty	-	(4,098)
Unrealized gain/(loss)	1,864	(2,995)
Interest expense	(38,033)	(27,276)

Total Other Income/(Expenses)	(36,166)	(34,362)

Income before Provision for Income Taxes	159,689	186,947

Income tax expense	(77,655)	(86,300)

Net Income	$82,034	$100,647

BASIC AND DILUTED INCOME PER SHARE	$-	$-

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	169,409,620	169,409,620

The accompanying notes are an integral part of these consolidated financial statements.

AMEXDRUG CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
					Retained
			Additional		Earnings	Total
	Common stock		Paid-in	Treasury	(Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit)	Equity
Balance at December 31, 2010	169,409,620	$169,410	$(77,594)	$(11,441)	$170,132	$250,507

Treasury stock	-	-	-	(2,531)	-	(2,531)

Adjustment to retained earnings	-	-	-	-	(46)	(46)

Net income for the year ended December 31, 2011	-	-	-	-	100,647	100,647

Balance at December 31, 2011	169,409,620	169,410	(77,594)	(13,972)	270,733	348,577

Treasury stock	-	-	-	(961)	-	(961)

Net income for the year ended December 31, 2012	-	-	-	-	82,034	82,034

Balance at December 31, 2012	169,409,620	$169,410	$(77,594)	$(14,933)	$352,767	$429,650

The accompanying notes are an integral part of these consolidated financial statements.

AMEXDRUG CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
	Years Ended
	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,034	100,647
Adjustment to reconcile net income to net cash
used in operating activities
Depreciation and amortization	19,538	6,407
Unrealized (gain)/loss on investment	(1,864)	2,995
Allowance for doubtful accounts	(13,728)	(15,439)
Adjustment to retained earnings	-	(46)
Change in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	109,108	(164,527)
Inventory	(602,760)	106,011
Prepaid expenses	(32,092)	(37,434)
Deferred tax asset	12,600	40,540
Other assets	(1,650)	(13,750)
Increase (Decrease) in:
Accounts payable and accrued liabilities	210,252	(68,248)
Deferred operating lease liability	458	14,132
Deferred tax liability	57,300	-
Corporate income tax payable	-	(108,304)

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES	(160,804)	(137,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(2,015)	-
Proceeds from the sale of investment	-	2,542
Purchase of fixed assets	(458,588)	(42,456)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(460,603)	(39,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Advances to)/Payments from officer	(11,002)	3,918
Purchase of treasury stock	(961)	(2,531)
Proceeds from pronissory note	393,920	-
Proceeds from credit line	65,940	321,312

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	447,897	322,699

NET DECREASE IN CASH	(173,510)	145,769

CASH, BEGINNING OF PERIOD	589,472	443,703

CASH, END OF PERIOD	$415,962	$589,472

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$15,344	$21,666
Income taxes	$53,065	$28,176

The accompanying notes are an integral part of these consolidated financial statements.

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Dermagen, Inc. is a manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals, medical devices, and health and beauty products. Dermagen has a US Federal Drug Administration (FDA) registered and state FDA approved manufacturing facility license to develop skin and novel health and beauty products for niche markets.  Dermagen also sells pharmacy and laboratory supplies.

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

Revenue Recognition

The Company generates revenues from the manufacture and resale of pharmaceuticals, over-the-counter products, health and beauty care products, pharm,acy and laboratory supplies and nutritional supplements. The Company accounts for these revenues at the time of shipment to the customer. An allowance for sales returns is provided for products sold on a cash-on-delivery basis that are not accepted or paid for by the customer.

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

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Property and Equipment

Property and equipment are stated at cost, and are depreciated using the modified accelerated cost recovery system (macrs) method over its estimated useful lives:

Machinery & Office equipment	3-10 Years
Leasehold improvements	2-5 Years

Depreciation expense was $19,373 and $6,199 for the years ended December 31, 2012 and 2011, respectively

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2012, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

Basic Income per Share Calculations

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. As of December 31, 2012 and 2011, the Company did not have any potentially issuable common shares outstanding; accordingly, diluted income per share is not applicable to the Company and is not presented.

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $0 for the years ended December 31, 2012 and 2011, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $28,622 and $5,349 for the years ended December 31, 2012 and 2011, respectively.

Stock based Compensation

Share-based Payment applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under ASC 820, we are required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of this accounting pronouncement has not had a material impact on our results of operations.

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

During the year ended December 31, 2012, purchases from two vendors accounted for 64% and 17% of total purchases, respectively. Accounts payable to these vendors accounted for 45% and 20% of the total accounts payable balance as of December 31, 2012, respectively. During the year ended December 31, 2011, purchases from those two vendors accounted 79% and 14% of total purchases, respectively. Accounts payable to these vendors accounted for 75% and 13% of the total accounts payable balance as of December 31, 2011. The loss of these vendors could have a potential negative effect upon the Company's future operations.

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

	2012	2011

Raw materials	$12,993	$16,170
Finished goods	787,943	182,006

Total inventory	$800,936	$198,176

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

Goodwill represents the excess of the purchase price of Dermagen,Inc. over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment quarterly or

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets(Continued)
when a triggering event occurs. The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit). The fair value of a reporting unit is determined based upon an eighth of the quoted market price of the Company's common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors. Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill. The amount of impairment of goodwill is measured by the excess of the goodwill's carrying value over its fair value. As of December 31, 2012 and 2011, the Company's goodwill was not deemed to be impaired.

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2012, based on the analysis of estimated undiscounted future net cash flows, the Company did not consider any of its long-lived assets to be impaired.

3.     INTANGIBLE ASSETS

 Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

	Useful Lives	2012	2011

Trademarks		$1,650	$1,650
Less accumulated amortization	10 years	(1,002)	(837)
		$648	$813

Customer base		$18,259	$18,259
Less accumulated amortization	3 years	(18,259)	(18,259)
		$-	$-

In aggregate, the Company recognized amortization expense of $165 and $208 for the years ended December 31, 2012 and 2011, respectively.

4.     RENTAL LEASES

The Company leases space at two separate locations on a month-to-month basis. The first is at a monthly rate of $2,464.  The second is at a monthly rate of $7,600 based on the rental rate being recognized on a straight line basis over the 3 year term of the lease. The lease of the facility expires in 2014.  Rent expense relating to its operating facility for the years ended December 31, 2012 and 2011 was $118,129 and $127,556, respectively.

As of December 31, 2012, the Company had refundable deposits relating to these operating leases of $29,862.

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

5.     INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

Accounting for Uncertainty in Income Taxes was adopted by the Company on January 1, 2007.  The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended December 31, 2012 and 2011, the Company did not recognize interest and penalties.

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

The provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 consist of the following:

	2012	2011
Federal:
Current	$-	$4,600
Deferred	54,255	18,400

State:
Current	800	9,200
Deferred	22,600	54,100
	$77,655	$86,300

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:
	2012	2011
Book income	$62,300	$56,300
State income taxes	(300)	(2,700)
Depreciation	(79,000)	(12,000)
M & E	1,700	1,700
Non deductible expenses	-	1,200
Related party accrual	-	(2,300)
Allowance for doubtful accounts	(5,400)	(4,600)
Unrealized loss	700	900
Prior year tax expense over estimate	7,755	17,000
Change in deferred tax asset	69,900	40,900
Allowance for Inventory	-	(10,100)
NOL Benefit	20,000	-
Valuation Allowance		-

Income tax expense	$77,655	$86,300

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

6.     DEFERRED TAX BENEFIT (Continued)

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred Tax Assets:
NOL Carryover	$20,000	$-
Depreciation	-	4,100
Related Party Accruals	400	300
Allowance for Doubtful Accounts	3,100	6,500
Unrealized loss	-	1,700

Deferred Tax Liabilities:
Depreciation	(80,100)	-
Unrealized Gain	(700)	-

Net Deferred Tax Asset/Liability	$(57,300)	$12,600

At December 31, 2012, the Company had net operating loss carryforwards of approximately $51,000 that may be offset against future taxable income from the year 2013 through 2032.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

7.      RELATED PARTY TRANSACTIONS

The Company borrowed $109,202 from a shareholder to facilitate the purchase of Dermagen and to cover operating expenses. The balance of $108,023 is payable on demand and carries an annual interest rate of 8%, payable every 6 months.The interest paid as of December 31, 2012 and 2011 was $8,642 and $16,317, respectively.

8.     BANK LINE OF CREDIT

The Company received a line of credit from Wells Fargo Bank for $70,000, which as of December 31, 2012 and 2011 has a balance owing of $0 and $5,096 respectively. The interest rate is prime plus 4% payable every month.

9.   PROMISSORY NOTE

The Company renewed a promissory note during June 2012 from National Bank of California for $700,000, which as of December 31, 2012 and 2011 has a balance owing of $697,842 and $626,807, respectively. The interest rate is 2.5% over the index payable every month. The note matures in June 2013.

On July 30, 2012, the Company entered into a promissory note for the purchase of equipment in the amount of $393,920, with an interest rate of 4.5%.  The loan is secured by the equipment that was purchased.  The Company made the following agreements for payment of the loan. First, three (3) monthly consecutive interest payments beginning August 30, 2012 calculated on the unpaid principal balance, to be followed by fifty-nine (59) monthly consecutive principal and interest payments of $5,488 each beginning on November 30, 2012. The final payment of principal and interest of $131,093 is due on October 30, 2017, the notes maturity date. The interest paid on the note as of December 31, 2012 was $15,570.

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

10.   BUSINESS SEGMENT INFORMATION

Beginning in 2005, the Company has operations in two segments of its business, namely: Distribution and Health and Beauty Products. Distribution consists of the wholesale pharmaceutical distribution and resale of brand and generic pharmaceutical products, over-the-counter drugs and non-drug products and health and beauty products. Health and Beauty Products consist of the manufacture and distribution of primarily health and beauty products and the distribution of pharmacy and laboratory supplies.

The following tables describe information regarding the operations and assets of these reportable business segments:

		Health and
		Beauty
	Distributions	Products	Total
For the year ended December 31, 2012
Sales to external customers	$7,254,363	$1,894,325	$9,148,688
Depreciation and amortization	3,705	15,833	$19,538
Segment income (loss) before taxes	63,393	96,296	$159,689
Segment assets	905,808	1,501,636	2,407,444

For the year ended December 31, 2011
Sales to external customers	$10,972,638	$1,433,933	$12,406,571
Depreciation and amortization	3,527	2,880	6,407
Segment income (loss) before taxes	616,871	(429,924)	186,947
Segment assets	1,265,427	333,075	1,599,502

11.    FORWARD STOCK SPLIT AND INCREASE IN AUTHORIZED SHARES

 The Company’s Board of Directors has approved a 20 to 1 forward stock split and an increase in the number of authorized shares of the Company’s common stock from 50,000,000 shares to 1,000,000,000 shares.  The par value remains at $0.001.  Both of these actions were approved pursuant to Section 78.209 of the Nevada Revised Statutes, and became effective on December 3, 2013.  After giving effect to the 20 to 1 stock split, the number of outstanding shares of the Company’s common stock increased from 8,470,481 pre-split shares to 169,409,620 post-split shares outstanding, as each outstanding share of the Company’s common stock became 20 shares as a result of the forward stock split.

12.    FAIR VALUE MEASUREMENTS

 The  company  has certain financial  instruments  that are measured  at fair value on a recurring basis.    Fair value  is defined  as  the price that  would  be received  to sell an asset  or paid to transfer  a liability  in an orderly  transaction  between  market  participants  at the  measurement date.  A three-tier fair value hierarchy  has been established  which prioritized the inputs used in measuring  fair value.   The  hierarchy  gives the  highest  priority to unadjusted quoted  prices in active markets for identical assets or liabilities (level 1 measurements}  and the lowest priority to unobservable  inputs (level 3 measurements).   These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets:

•
Level 2, defined as inputs other than quoted prices in active markets that are  either  directly  or  indirectly  observable   such  as  quoted  prices  for similar  instruments  in active  markets  or  quoted  prices  for  identical  or similar instruments  in markets that are not active; and

•
Level 3, defined as unobservable  inputs in which little or no market data exists, therefore  requiring an entity to develop its own assumptions,. such as valuations  derived  from  valuation  techniques  in which  one  or more significant  inputs or significant value drivers are unobservable.

The Company measures certain financial instruments  at fair value on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis are as follows at December 31,2012:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Account	$402	$402	-	-
Equity Securities	5,589	5,589	-	-
Total assets measured at fair value	$5,991	$5,991	-	-

13.   SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no subsequent events to be reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, Jack Amin, acting as our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework.  Based upon this evaluation our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2012.

During the quarter ended December 31, 2012, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers

The following table as of March 26, 2013, includes the name, age, and position of each executive officer and director of Amexdrug and the term of office of each director.

Name	Age	Position	Director and/or Officer Since
Jack Amin	54	President, Secretary, Treasurer and Director	April 2000
Rodney S. Barron, MD	60	Director	December 2001
Behrooz Meimand	64	Director	December 2001

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

ITEM 11. EXECUTIVE COMPENSATION

Cash compensation

The following table shows compensation earned during fiscal 2012 and 2011 by the Chief Executive Officer and by any other executive officers whose compensation during one of the two fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Jack Amin President / Director	12/31/12	$154,800	0	0	0	$154,500
	12/31/11	$178,300	$33,400	0	0	$211,700

Columns have been omitted from the Summary Compensation Table above for option awards, non-equity incentive plan compensation and changes in pension value and nonqualified deferred compensation earnings since there were none.

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Amexdrug’s management during the fiscal years ended December 31, 2012 and 2011.  Except as described above, no other officers or directors were paid any salaries or compensation during the years ended December 31, 2012 or 2011.  Further, no member of Amexdrug’s management has been granted any option or stock appreciation rights.  Accordingly, no tables relating to such items have been included within this Item 11.

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

Amexdrug intends to enter into an employment agreement with Jack Amin in the near future that may provide for a salary of $200,400 per year retroactive to January 1, 2013, and possible bonuses as the board of directors may determine are appropriate.  In the event Amexdrug is unable to pay the full $200,400 per year annual salary to Mr. Amin, he has indicated that he may accept a portion of the salary in the form of Amexdrug common stock.

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

Compensation Committee Report

The Company has no compensation Committee, and the function of the compensation committee is handled by the Board of Directors.  Jack Amin also serves as an officer of the Company.  The Board of Directors approved the compensation paid to Jack Amin in 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Forward Stock Split

The share amounts described in this Item 12 reflect the 20 to 1 forward stock split of the Company’s Common Stock which became effective December 3, 2012.

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to Amexdrug to be the beneficial owners of more than five percent of Amexdrug’s common stock as of March 26, 2013.  Each of these persons has sole investment and sole voting power over the shares indicated.

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Jack Amin	155,184,040(1)	91.7%
7251 Condor Street
Commerce, CA 90040

   (1)Mr. Amin disclaims beneficial ownership of 8,421,660 shares of common stock acquired by his wife, Nora Amin, during 2005 that are not included in the foregoing amount.

Security ownership of management

The following table sets forth the share holdings of Amexdrug's directors and executive officers as of March 26, 2013.  Each of these persons has sole investment and sole voting power over the shares indicated.

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Jack Amin	155,184,040(1)	91.7%
Rodney Barron, M.D.	0	0.0%
Behrooz Meimand	0	0.0%
All directors and executive officers as a group (3)	155,184,040	91.7%

(1)Mr. Amin disclaims beneficial ownership of 8,421,660 shares of common stock acquired by his wife, Nora Amin, during 2005 that are not included in the foregoing amount.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Transactions with management and others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, during the last two fiscal years ended December 31, 2012, or since December 31, 2012, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a direct or indirect material interest, other than the following:

1.           Amexdrug anticipates that it may enter into an employment agreement with Jack Amin in the near future.  It is expected that the employment agreement may be retroactive to January 1, 2013, and that it will provide for an annual salary of $200,400 and possible bonuses as the board of directors may determine are appropriate. The employment agreement may give Mr. Amin the option to take a portion of the salary in shares of the Company’s common stock.

2.           Amexdrug borrowed $109,202 from the wife of our CEO to facilitate the purchase of Dermagen and to cover operating expenses.  The balance of $108,023 as of December 31, 2012 is payable on demand and carries an annual interest rate of 8%, payable every six months.  The interest paid as of December 31, 2012 and 2011 was $9,642 and $16,350, respectively.

3.           Jack Amin loaned funds to the Company during 2011.  As of December 31, 2011, the balance of the loan was $1,671.  The loan was interest free and unsecured.  The loan was paid in full in 2012.

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

Audit Fees

For the fiscal years ended December 31, 2012 and 2011, our principal accountant billed $21,000 and $19,100, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings.

Audit-Related Fees

There were no other fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for the fiscal years ended December 31, 2012 and 2011.

Tax Fees

For the fiscal years ended December 31, 2012 and 2011, our principal accountant billed us $2,600 and $3,800, respectively, for services for tax compliance, tax advice, and tax planning work.

All Other Fees

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years ended December 31, 2012 and 2011.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Board of Directors serves as our audit committee.  The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.           Financial Statements:

2.           Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.           Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Description	Exhibit Location
2.1	Agreement and Plan of Merger (to change domicile from California)	1
2.2	Agreement and Plan of Reorganization	2
3.1	Articles of Incorporation	3
3.2	By-Laws	3
3.3	Certificate of Change Pursuant to N.R.S. Sec. 78.209	9
10.1	Promissory Note with National Bank of California dated June 23, 2008	5
10.2	Change in Terms Agreement with National Bank of California dated June 9, 2009	5
10.3	Change in Terms Agreement with National Bank of California dated March 3, 2009	6
10.4	Change in Terms Agreement with National Bank of California dated December 21, 2011	8
10.5	Change in Terms Agreement with National Bank of California dated June 9, 2012	9
10.6	Subordination Agreement between Nora Y. Amin, National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009	6
10.7	Business Loan Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	6
10.8	Commercial Security Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	6
10.9	Commercial Guarantee between National Bank of California, Jack N. Amin, Amexdrug and its Subsidiaries	6
10.10	Commercial Guarantee between National Bank of California, Nora Y. Amin, Amexdrug and its subsidiaries	6
10.11	Lease Agreement between Fullerton Business Center, LLC, Lessor, and Allied Med, Inc., Lessee, dated March 1, 2011 (Units I & J)	7
10.12	First Amendment to Lease Extending Lease Term (Units I & J) dated January 18, 2012	8
10.13	Fifth Amendment to Lease Extending Lease Term (Units I & J) dated February 20, 2013	This Filing
10.14	Guaranty of Lease by Jack Amin (Units I & J)	7
10.15	Lease Agreement between Condor Associates, LLC, Lessor, and Allied Med, Inc., Lessee, dated February 22, 2011	7
10.16	Business Loan Agreement between National Bank of California, Amexdrug and its Subsidiaries dated July 30, 2012	9
10.17	Promissory Note with National Bank of California Dated July 30, 2012	9
14.1	Code of Ethics	4
21.1	List of Subsidiaries of Amexdrug Corporation	6
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
101.INS	XBRL Instance Document	10
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10
101.LAB	XBRL Taxonomy Extension Label Linkbase	10
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10
101.SCH	XBRL Taxonomy Extension Schema	10

	Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.
1	Exhibit 2.1 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed December 21, 2001 as Exhibit No. 10.01.
2	Exhibit 2.2 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed January 15, 2002 as Exhibit No. 10.01.
3	Exhibit 3.1 and 3.2 are incorporated by reference from Amexdrug’s Form 10-KSB for the years ended December 31, 2001 filed on April 1, 2002.
4	Exhibit 14.1 is incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2008 filed April 13, 2009
5	Exhibits 10.1 and 10.2 are incorporated by reference From Amexdrug’s Form 10-Q for the period ended June 30, 2009 filed August 14, 2009
6	Exhibits 10.3, 10.6 through 10.10 and 21.1 are incorporated by reference from Amexdrug’s Form 10-Q/A for the period ended June 30, 2009 filed September 18, 2009
7	Exhibits 10.11 and 10.14 through 10.16 are incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2010 filed March 31, 2011
8	Exhibits 10.4 and 10.12 are incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2011 filed March 31, 2012
9	Exhibits 3.3, 10.5, 10.16 and 10.17 are incorporated by reference from Amexdrug’s Form 10-Q for the period ended September 30, 2012 filed November 14, 2012
10	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEXDRUG CORPORATION

Date: April 2, 2013	By	/s/ Jack Amin__________________________
Jack Amin, Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Date: April 2, 2013	By	/s/ Jack Amin___________________________
Jack Amin, Director, President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Date: April 2, 2013	By	______________________________________
Rodney Barron, M.D., Director

Date: April 2, 2013	By	/s/ Behrooz Meimand____________________
Behrooz Meimand, Director

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location
2.1	Agreement and Plan of Merger (to change domicile from California)	1
2.2	Agreement and Plan of Reorganization	2
3.1	Articles of Incorporation	3
3.2	By-Laws	3
3.3	Certificate of Change Pursuant to N.R.S. Sec. 78.209	9
10.1	Promissory Note with National Bank of California dated June 23, 2008	5
10.2	Change in Terms Agreement with National Bank of California dated June 9, 2009	5
10.3	Change in Terms Agreement with National Bank of California dated March 3, 2009	6
10.4	Change in Terms Agreement with National Bank of California dated December 21, 2011	8
10.5	Change in Terms Agreement with National Bank of California dated June 9, 2012	9
10.6	Subordination Agreement between Nora Y. Amin, National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009	6
10.7	Business Loan Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	6
10.8	Commercial Security Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	6
10.9	Commercial Guarantee between National Bank of California, Jack N. Amin, Amexdrug and its Subsidiaries	6
10.10	Commercial Guarantee between National Bank of California, Nora Y. Amin, Amexdrug and its subsidiaries	6
10.11	Lease Agreement between Fullerton Business Center, LLC, Lessor, and Allied Med, Inc., Lessee, dated March 1, 2011 (Units I & J)	7
10.12	First Amendment to Lease Extending Lease Term (Units I & J) dated January 18, 2012	8
10.13	Fifth Amendment to Lease Extending Lease Term (Units I & J) dated February 20, 2013	This Filing
10.14	Guaranty of Lease by Jack Amin (Units I & J)	7
10.15	Lease Agreement between Condor Associates, LLC, Lessor, and Allied Med, Inc., Lessee, dated February 22, 2011	7
10.16	Business Loan Agreement between National Bank of California, Amexdrug and its Subsidiaries dated July 30, 2012	9
10.17	Promissory Note with National Bank of California Dated July 30, 2012	9
14.1	Code of Ethics	4
21.1	List of Subsidiaries of Amexdrug Corporation	6
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
101.INS	XBRL Instance Document	10
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10
101.LAB	XBRL Taxonomy Extension Label Linkbase	10
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10
101.SCH	XBRL Taxonomy Extension Schema	10

	Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.
1	Exhibit 2.1 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed December 21, 2001 as Exhibit No. 10.01.
2	Exhibit 2.2 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed January 15, 2002 as Exhibit No. 10.01.
3	Exhibit 3.1 and 3.2 are incorporated by reference from Amexdrug’s Form 10-KSB for the years ended December 31, 2001 filed on April 1, 2002.
4	Exhibit 14.1 is incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2008 filed April 13, 2009
5	Exhibits 10.1 and 10.2 are incorporated by reference From Amexdrug’s Form 10-Q for the period ended June 30, 2009 filed August 14, 2009
6	Exhibits 10.3, 10.6 through 10.10 and 21.1 are incorporated by reference from Amexdrug’s Form 10-Q/A for the period ended June 30, 2009 filed September 18, 2009
7	Exhibits 10.11 and 10.14 through 10.16 are incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2010 filed March 31, 2011
8	Exhibits 10.4 and 10.12 are incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2011 filed March 31, 2012
9	Exhibits 3.3, 10.5, 10.16 and 10.17 are incorporated by reference from Amexdrug’s Form 10-Q for the period ended September 30, 2012 filed November 14, 2012
10	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections