Form 10-Q
period 2013-03-31
AMEXDRUG CORP
filed 2013-05-20
CIK 45621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2013, there were 169,409,620 shares of the issuer’s common stock issued and outstanding, including 300,440 shares held as treasury shares.

AMEXDRUG CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of March 31, 2013 (unaudited) and December 31, 2012 (audited), the related unaudited consolidated statements of operations for the three month periods ended March 31, 2013 and March 31, 2012, the related unaudited consolidated statements of cash flows for the three month periods ended March 31, 2013 and March 31, 2012 and the notes to the unaudited consolidated financial statements follow.  The consolidated financial statements have been prepared by Amexdrug’s management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug’s annual report on Form 10-K for the year ended December 31, 2012.

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

Operating results for the quarter ended March 31, 2013, are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$125,972	$415,962
Investment	5,348	5,991
Accounts receivable, net of allowance of $7,833 and $7,833, respectively	640,419	558,569
Prepaid expenses	-	77,605
Inventory	832,633	800,936
Other asset	11,425	11,002

Total Current Assets	1,615,797	1,870,065

Property and Equipment, at cost
Office and computer equipment	700,736	698,339
Leasehold improvements	15,700	15,700
	716,436	714,039
Less accumulated depreciation	(242,577)	(224,935)

Net Property and Equipment	473,859	489,104

Other Assets
Other deposits	29,862	29,862
Intangibles
Customer base, net of accumulated amortization of $18,259	-	-
Trademark, net of accumulated amortization of $42 and $1,002, respectively	606	648
Goodwill	17,765	17,765

Total Other Assets	48,233	48,275

Total Assets	$2,137,889	$2,407,444

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$387,094	$697,339
Accrued liabilities	8,284	8,780
Deferred operating lease liability	13,192	14,590
Deferred tax liability	55,500	57,300
Corporate tax payable	1,915	-
Notes payable related parties	108,023	108,023
Business lines and short term promissory note	589,405	697,842
Promissory note, current portion	58,370	58,370

Total Current Liabilities	1,221,783	1,642,244

Long Term Liabilities
Promissory note	315,347	335,550

Total Long Term Liabilities	315,347	335,550

Total Liabilities	1,537,130	1,977,794

Shareholders' Equity
Common stock, $.001 par value; 1,000,000,000 authorized common shares 169,409,620 shares issued and outstanding	169,410	169,410
Additional paid in capital	(77,594)	(77,594)
Treasury stock	(16,169)	(14,933)
Retained earnings	525,112	352,767

Total Shareholders' Equity	600,759	429,650

Total Liabilities and Shareholders' Equity	$2,137,889	$2,407,444

The accompanying notes are an integral part of these consolidated financial statements

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Sales	$2,360,911	$2,180,990

Cost of Goods Sold	1,842,165	1,820,350

Gross Profit	518,746	360,640

Operating Expenses
Selling, general and administrative expense	243,208	188,842

Total Operating Expenses	243,208	188,842

Income before depreciation expense	275,538	171,798

Depreciation and amortization expense	17,683	2,472

Income before Other Income/(Expenses)	257,855	169,326

Other Income/(Expenses)
Interest and other income	1	2
Unrealized gain/(loss)	618	1,415
Interest expense	(8,409)	(5,372)

Total Other Income/(Expenses)	(7,790)	(3,955)

Income before Provision for Income Taxes	250,065	165,371

Income tax expense	(77,720)	(61,286)

Net Income	$172,345	$104,085

BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	169,409,620	169,409,620

The accompanying notes are an intergral part of these consolidated financial statements

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$172,345	$104,085
Adjustment to reconcile net income to net cash used in operating activities
Depreciation and amortization	17,683	2,472
Unrealized (gain)/loss on investment	(618)	(1,415)
Allowance for doubtful accounts	0	-
Adjustment to retained earnings	-	-
Change in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(81,850)	110,934
Inventory	(31,697)	(215,612)
Prepaid expenses	77,605	45,513
Deferred tax asset	-	8,009
Other assets	(422)	(45,513)
Increase (Decrease) in:
Accounts payable and accrued liabilities	(310,744)	(69,796)
Deferred operating lease liability	(1,397)	1,352
Deferred tax liability	(1,800)	-
Corporate income tax payable	1,915	53,277

NET CASH USED IN OPERATING ACTIVITIES	(158,980)	(6,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	1,261	-
Proceeds from the sale of investment	-	(2,028)
Purchase of fixed assets	(2,397)	-

NET CASH USED BY INVESTING ACTIVITIES	(1,136)	(2,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loans	-	(1,671)
Payments on related party loans	-	-
Purchase of treasury stock	(1,235)	(947)
Proceeds from pronissory note	-	-
Payments on promissory note	(20,202)
Proceeds from credit line	(108,437)	(450,425)

NET CASH USED BY FINANCING ACTIVITIES	(129,874)	(453,043)

NET DECREASE IN CASH	(289,990)	(461,765)

CASH, BEGINNING OF PERIOD	415,962	589,472

CASH, END OF PERIOD	$125,972	$127,707

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,253	$3,212
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2013

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

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

Income per Share Calculations
Income per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted income per share is the same as the basic income per share for the three months ended March 31, 2013, because there are no outstanding dilutive instruments.

3.     CAPITAL STOCK

During the three months ended March 31, 2013, the Company issued no shares of common stock.

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
MARCH 31, 2013

5.     BUSINESS SEGMENT INFORMATION (Continued)

The following tables describe information regarding the operations and assets of these reportable business segments:

		Health and
		Beauty
	Distributions	Products	Total
For the period ended March 31, 2013
Sales to external customers	$1,718,431	$642,480	$2,360,911
Depreciation and amortization	1,309	16,374	17,683
Segment income (loss) before taxes	93,357	156,708	250,065
Segment assets	631,667	1,506,222	2,137,889

For the period ended March 31, 2012
Sales to external customers	$1,788,075	$392,915	$2,180,990
Depreciation and amortization	933	1,539	2,472
Segment income (loss) before taxes	64,258	101,113	165,371
Segment assets	679,594	554,783	1,234,377

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

Legal Contingency

On March 19, 2013, the Company received notice of a claim filed by a vendor requesting an additional payment of $38,264 for  a piece of equipment that was purchased by the Company. The Company has a counter claim filed against the vendor for misrepresentation about the performance of the piece of equipment purchased. The Company has retained counsel to aggressively defend the matter.

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

Amexdrug currently has 1,000,000,000 shares of authorized common stock $.001 par value, of which 169,409,620 are issued and outstanding as of March 31, 2013, including  300,440 shares held as treasury shares.

Forward Stock Split and Increase in Authorized Shares

The Company’s Board of Directors approved a 20 to 1 forward stock split and an increase in the number of authorized shares of the Company’s common stock from 50,000,000 shares to 1,000,000,000 shares.  The par value remains at $0.001.  Both of these actions were approved pursuant to Section 78.209 of the Nevada Revised Statutes, and became effective on December 3, 2012.  After giving effect to the 20 to 1 forward stock split, the number of outstanding shares of the Company’s common stock increased from 8,470,481 pre-split shares to 169,409,620 post-split shares outstanding, as each outstanding share of the Company’s common stock became 20 shares as a result of the forward stock split.  The effects of the 20 to 1 forward stock split have been applied to the Company’s financial statements included in this report as though the forward stock split had already occurred.  The effects of the 20 to 1 forward stock split have also been applied to any share amounts and price per share amounts appearing in this report.

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

Lease Agreements and Certain Other Contracts

The Company's principal executive offices and its warehouse and distribution operations moved to 7251 Condor Street, Commerce California in March 2011.  The Company leases 27,500 square feet at this location..  The rental amount increased from $7,700 per month to $8,800 per month effective March 1, 2013.  Approximately 2,500 square feet of the premises is used for executive offices, and the balance of the premises is used for warehouse and distribution operations.  The lease is for a period of three years which commenced on March 1, 2011 and terminates on February 28, 2014.  The Company has the option to extend the lease for two additional three year periods.  If the Company exercises the first option to extend, the rental rate would increase to $9,900 per month effective March 1, 2014, $11,000 per month effective March 1, 2015 and $11,550 per month effective March 1, 2016. If the Company exercises the second option to extend, the rental rate would be adjusted to a fair market rental value as may be agreed to by the parties or as may be determined by an appraiser or arbitrator as provided in the Option to Extend Addendum. Payment of the lease has been personally guaranteed by Jack Amin and his wife, Nora Amin.  The Company believes this space will be sufficient for at least the next twelve months.

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

Results of Operations

Revenues

For the three months ended March 31, 2013, Amexdrug reported sales of $2,360,911, comprised of $1,718,431of sales from the Company’s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products, and (OTC) health and beauty products, and $642,480 of sales of health and beauty products manufactured by the Company. This is $179,921 more than the $2,180,990of sales reported for the three months ended March 31, 2012 which was comprised primarily of $1,788,075 sales from the Company’s pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products, and over the counter (OTC) health and beauty products, and $392,915 of sales of health and beauty products manufactured by the Company.  During the three month period ended March 31, 2013, Amexdrug experienced an increase in total sales due, in part, to increased marketing efforts.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2013 was $1,842,165, an increase of $21,815 from the $1,820,350 cost of goods sold for the three months ended March 31, 2012.

Gross Profit

During the three months ended March 31, 2013, gross profit increased by $158,106 to $518,746, or 22.0% of sales, from the $360,640, or  16.5% of sales, recorded for the three months ended March 31, 2012.  The change in gross profit margin is largely attributable to a larger percentage of sales of higher gross margin products sold in 2013.

Expenses

Total operating expenses for the three months ended March 31, 2013, consisting entirely of selling, general and administrative expenses were $243,208, an increase of $54,366 from the total operating expenses of $188,842 recorded for the three months ended March 31, 2012.  The increase in selling, general and administrative expense is primarily attributed to increased marketing expenses and increased compensation paid to the Company’s President in the later period.

Net Income

During the three months ended March 31, 2013, Amexdrug experienced net income of $172,345, an increase of $68,260 from the $104,085 of net income recorded for the three months ended March 31, 2012.  Amexdrug’s increase in net profits during the three month period ended March 31, 2013, is attributable largely to the larger gross profit generated from increased sales in the later period and to a larger percentage of sales of higher gross margin products sold in the later period.

Liquidity and Capital Resources – March 31, 2013

As of March 31, 2013, Amexdrug reported total current assets of $1,615,797, comprised primarily of cash and cash equivalents of $125,972, net accounts receivable of $640,419, and inventory of $832,633.  Total assets as of March 31, 2013 were $2,137,889, which included total current assets, plus net property and equipment of $473,859, other deposits of $29,862, trademark of $606, and goodwill of $17,765.

Amexdrug’s liabilities as of March 31, 2013, consisted primarily of accounts payable of $387,094, note payable to related party of $108,023, business lines of credit of $589,405, deferred tax liability of $55,500 and promissory note, current portion of $58,370.

During the three months ended March 31, 2013, Amexdrug used $158,980 cash in operating activities compared to $6,694  cash used in operating activities in the three months ended March 31, 2012.  The primary adjustments to reconcile net income to net cash used in operating activities during the first quarter of 2013 were as follows:  an increase in accounts receivable of $81,850, an increase in inventory of $31,697, a decrease in accounts payable and accrued liabilities of $310,744, and a decrease in prepaid expenses of $77,605.  Amexdrug had $125,972 in cash and cash equivalents at March 31, 2013. Operations have primarily been funded through net income and an increase in the credit line balances when needed.  Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Stock Repurchases

Between approximately June 2007 and March 31, 2013, Amexdrug repurchased a total of 300,440 post-split shares of its common stock at prices ranging from a low of $0.01 per share to a high of $0.15 per share.  These shares are held by Amexdrug as treasury shares.  Amexdrug anticipates that it may make additional small purchases of its shares throughout the remainder of 2013.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

The Company expended $0 and $0 on capital expenditures during the three month periods ended March 31, 2013 and 2012, respectively.  The Company has no current plans for any significant capital expenditures.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2013.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosures.

During the last fiscal quarter ended March 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES.  ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Amexdrug’s subsidiary, Allied Med, Inc., is  presently a party to a legal proceeding.. On March 19, 2013,  Allied Med, Inc. (“Allied”) was named in a Complaint in the Court of Common Pleas in Hamilton County, Ohio (case no. A 1301927).  Nilpeter USA, Inc. (“plaintiff”) alleges that Allied Med, Inc. failed to fully pay for a mechanical press sold by Plaintiff to Allied.  Relief sought by Plaintiff is for $38,263.90, plus interest.  Allied Med, Inc. has a counter claim filed against the Plaintiff for misrepresentation about the performance of the piece of equipment purchased. Allied Med, Inc. has retained counsel to aggressively defend the matter.

To the best of Amexdrug’s knowledge, no governmental authority is contemplating the filing of any material legal proceeding against Amexdrug.
Item 1A.  Risk Factors.

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2013, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q filed since December 31, 2009.

Item 3.   Defaults Upon Senior Securities.

              None; not applicable.

Item 4.   Mine Safety Disclosures.

              None; not applicable.

Item 5.   Other Information.

  None; not applicable.

Item 6.   Exhibits.

          (a) Exhibits.

The following exhibits are filed as part of this report.

Exhibit	Exhibit
Number	Description	Location

2.1	Agreement and Plan of Merger (to change domicile from California)	1

2.2	Agreement and Plan of Reorganization	2

3.1	Articles of Incorporation	3

3.2	By-Laws	3

3.3	Certificate of Change Pursuant to N.R.S. Sec. 78.209	9

10.1	Promissory Note with National Bank of California dated June 23, 2008	5

10.2	Change in Terms Agreement with National Bank of California dated June 9, 2009	5

10.3	Change in Terms Agreement with National Bank of California dated March 3, 2009	6

10.4	Change in Terms Agreement with National Bank of California dated December 21, 2011	8

10.5	Change in Terms Agreement with National Bank of California dated June 9, 2012	9

10.6	Subordination Agreement between Nora Y. Amin, National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009	6

10.7	Business Loan Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	6

10.8	Commercial Security Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	6

10.9	Commercial Guarantee between National Bank of California, Jack N. Amin, Amexdrug and its Subsidiaries	6

10.10	Commercial Guarantee between National Bank of California, Nora Y. Amin, Amexdrug and its subsidiaries	6

10.11	Lease Agreement between Fullerton Business Center, LLC, Lessor, and Allied Med, Inc Lessee, dated March 1, 2011 (Units I & J)	7

10.12	First Amendment to Lease Extending Lease Term(Units I & J) dated January 18, 2012	8

10.13	Fifth Amendment to Lease Extending Lease Term(Units I & J) dated February 20, 2013	10

10.14	Guaranty of Lease by Jack Amin (Units I & J)

10.15	Lease Agreement between Condor Associates, LLC, Lessor, and Allied Med, Inc., Lessee, dated February 22, 2011

10.16	Business Loan Agreement between National Bank of California, Amexdrug and its Subsidiaries dated July 30, 2012	9

10.17	Promissory Note with National Bank of California Dated July 30, 2012	9

14.1	Code of Ethics	4

21.1	List of Subsidiaries of Amexdrug Corporation	6

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	This Filing

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	This Filing

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	This Filing

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	This Filing

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

1	Exhibit 2.1 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed December 21, 2001 as Exhibit No. 10.01.

2	Exhibit 2.2 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed January 15, 2002 as Exhibit No. 10.01.

3	Exhibit 3.1 and 3.2 are incorporated by reference from Amexdrug’s Form 10-KSB for the years ended December 31, 2001 filed on April 1, 2002.

4	Exhibit 14.1 is incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2008 filed April 13, 2009

5	Exhibits 10.1 and 10.2 are incorporated by reference From Amexdrug’s Form 10-Q for the period ended June 30, 2009 filed August 14, 2009

6	Exhibits 10.3, 10.6 through 10.10 and 21.1 are incorporated by reference from Amexdrug’s Form 10-Q/A for the period ended June 30, 2009 filed September 18, 2009

7	Exhibits 10.11 and 10.14 through 10.16 are incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2010 filed March 31, 2011

8	Exhibits 10.4 and 10.12 are incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2011 filed March 31, 2012

9	Exhibits 3.3, 10.5, 10.16 and 10.17 are incorporated by reference from Amexdrug’s Form 10-Q for the period ended September 30, 2012 filed November 14, 2012

10	Exhibit 10.13 is incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2012 filed April 3, 2013

11
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

17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEXDRUG CORPORATION

Date: May 20, 2013	By:/s/ Jack Amin
Jack Amin
Director, President, Chief Executive
Officer, Chief Financial Officer and
Chief Accounting Officer