Form 10-Q
period 2013-06-30
AMEXDRUG CORP
filed 2013-08-14
CIK 45621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2013, there were 169,409,620 shares of the issuer’s common stock issued and outstanding, including 302,440 shares held as treasury shares.

AMEXDRUG CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The consolidated balance sheets of Amexdrug Corporation, a Nevada corporation, and subsidiaries as of June 30, 2013 (unaudited) and December 31, 2012 (audited), the related unaudited consolidated statements of operations for the three and six month periods ended June 30, 2013 and June 30, 2012, the related unaudited consolidated statements of cash flows for the six month periods ended June 30, 2013 and June 30, 2012, and the notes to the unaudited consolidated financial statements follow.  The consolidated financial statements have been prepared by Amexdrug’s management, and are condensed; therefore they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America, and should be read in conjunction with the annual consolidated financial statements included in Amexdrug’s annual report on Form 10-K for the year ended December 31, 2012.

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

Operating results for the quarter ended June 30, 2013, are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

AMEXDRUG CORPORATION AND SUBSIDIARIES

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$162,565	$415,962
Investment	5,444	5,991
Accounts receivable, net of allowance of $4,584 and $7,833, respectively	724,307	558,569
Prepaid corporate taxes	77,605	77,605
Inventory	798,429	800,936
Other asset	11,829	11,002

Total Current Assets	1,780,179	1,870,065

Property and Equipment, at cost
Office and computer equipment	700,735	698,339
Leasehold improvements	15,700	15,700
	716,435	714,039
Less accumulated depreciation	(260,198)	(224,935)

Net Property and Equipment	456,237	489,104

Other Assets
Deposits	29,862	29,862
Intangibles
Customer base, net of accumulated amortization of $18,259	-	-
Trademark, net of accumulated amortization of $1,085and $1,002, respectively	565	648
Goodwill	17,765	17,765

Total Other Assets	48,192	48,275

Total Assets	$2,284,608	$2,407,444

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$472,217	$697,339
Accrued liabilities	11,192	8,780
Deferred operating lease liability	9,594	14,590
Deferred tax liability	54,900	57,300
Corporate tax payable	117,357	-
Notes payable related parties	108,023	108,023
Business lines of credit	141,680	697,842
Loan payable	350,000	-
Promissory note, current portion	58,370	58,370

Total Current Liabilities	1,323,333	1,642,244

Long Term Liabilities
Promissory note	303,042	335,550

Total Long Term Liabilities	303,042	335,550

Total Liabilities	1,626,375	1,977,794

Shareholders' Equity
Common stock, $0.001 par value; 1,000,000,000 authorized common shares 69,409,620 shares issued and outstanding	169,410	169,410
Additional paid in capital	(77,594)	(77,594)
Treasury stock	(16,568)	(14,933)
Retained earnings	582,985	352,767

Total Shareholders' Equity	658,233	429,650

Total Liabilities and Shareholders' Equity	$2,284,608	$2,407,444

The accompanying notes are an integral part of these consolidated financial statements

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Sales	$2,153,617	$2,314,704	$4,514,527	$4,495,693

Cost of Goods Sold	1,796,853	2,058,776	3,639,019	3,879,127

Gross Profit	356,764	255,928	875,508	616,566

Operating Expenses
Selling, general and administrative expense	231,987	192,910	475,191	381,683

Total Operating Expenses	231,987	192,910	475,191	381,683

Income before depreciation expense	124,777	63,018	400,317	234,883

Depreciation and amortization expense	17,662	2,518	35,345	4,989

Income before Other Income/(Expenses)	107,115	60,500	364,972	229,894

Other Income/(Expenses)
Interest and other income	1	1	3	3
Unrealized gain/(loss)	522	(1,286)	1,140	130
Interest expense	(12,526)	(5,851)	(20,940)	(11,224)

Total Other Income/(Expenses)	(12,003)	(7,136)	(19,797)	(11,091)

Income before Provision for Income Taxes	95,112	53,364	345,175	218,803

Income tax expense	(37,237)	(11,033)	(114,957)	(72,385)

Net Income	$57,875	$42,331	$230,218	$146,418

BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	169,409,620	169,409,620	169,409,620	169,409,620

The accompanying notes are an integral part of these consolidated financial statements

AMEXDRUG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$230,218	146,418
Adjustment to reconcile net income to net cash used in operating activities
Depreciation and amortization	35,345	4,989
Unrealized (gain)/loss on investment	(1,140)	(130)
Allowance for doubtful accounts	(3,249)	-
Change in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(162,489)	53,805
Inventory	2,507	(347,577)
Prepaid expenses	-	5,308
Deferred tax asset	-	5,400
Other assets	(827)	-
Increase (Decrease) in:
Accounts payable and accrued liabilities	(222,709)	(29,298)
Deferred operating lease liability	(4,996)	1,054
Deferred tax liability	(2,400)	-
Corporate income tax payable	117,357	61,677

NET CASH USED IN OPERATING ACTIVITIES	(12,383)	(98,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	1,687	-
Proceeds from the sale of investment	-	(2,015)
Purchase of fixed assets	(2,396)	-

NET CASH USED BY INVESTING ACTIVITIES	(709)	(2,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loans	-	(1,671)
Purchase of treasury stock	(1,635)	(961)
Proceeds from loan payable	350,000	-
Payments on promissory note	(32,508)	-
Proceeds from credit line	(556,162)	(383,090)

NET CASH USED BY FINANCING ACTIVITIES	(240,305)	(385,722)

NET DECREASE IN CASH	(253,397)	(486,091)

CASH, BEGINNING OF PERIOD	415,962	589,472

CASH, END OF PERIOD	$162,565	$103,381

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,626	$5,840
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

AMEXDRUG CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2013

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

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

Income per Share Calculations

Income per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted income per share is the same as the basic income per share for the six months ended June 30, 2013, because there are no outstanding dilutive instruments.

3.     CAPITAL STOCK

At June 30, 2013, the Company’s authorized stock consisted of 1,000,000,000 shares of common stock, with a par value of $0.001.

During the six months ended June 30, 2013, the Company issued no shares of common stock.

4.     INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

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

5.     BUSINESS SEGMENT INFORMATION (Continued)

The following tables describe information regarding the operations and assets of these reportable business segments:

		Health and
		Beauty
	Distributions	Products	Total
For the period ended June 30, 2013
Sales to external customers	$3,075,222	$1,439,305	$4,514,527
Depreciation and amortization	2,560	32,785	35,345
Segment income (loss) before taxes	31,407	313,768	345,175
Segment assets	849,950	1,434,658	2,284,608

For the period ended June 30, 2012
Sales to external customers	$3,623,318	$872,375	$4,495,693
Depreciation and amortization	1,694	3,295	4,989
Segment income (loss) before taxes	69,946	148,857	218,803
Segment assets	652,058	740,572	1,392,630

6.     SUBSEQUENT EVENT

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no subsequent events to be reported.

7.     COMMITMENTS AND CONTINGENCIES

Commitments

Operating Leases

The Company's principal executive offices and its warehouse and distribution operations moved to 7251 Condor Street, Commerce California in March 2011.  The Company leases 27,500 square feet at a rental rate of $8,800 per month.  The lease of the facility expires in 2014.

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

Amexdrug currently has 1,000,000,000 shares of authorized common stock $.001 par value, of which 169,409,620 are issued and outstanding as of June 30, 2013, including 302,440 shares held as treasury shares.
.
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

BioRx Pharmaceuticals

On November 8, 2004, Amexdrug formed a new subsidiary, BioRx Pharmaceuticals, Inc. as a Nevada corporation.   BioRx Pharmaceutical, Inc. sells pharmacy and laboratory supplies nationwide. BioRx Pharmaceuticals, Inc. is also committed to offer skin care and over the counter (OTC) products that are recommended with trust and faith by physicians, primarily podiatrists and dermatologists.  The focus and mission of BioRx Pharmaceuticals, Inc. is to create, develop and manufacture products to help ease pain and restore and maintain the overall well-being of our customers.  We strive for high performance and quality.  Our commitment is to offer natural and OTC products that are recommended with confidence by doctors and pharmacists and that the customer can use with pleasure.  Our compliance program is diligently followed through the Company. BioRx Pharmaceuticals, Inc. maintains high ethics for animal welfare and our products are never tested on animals.  All products are made in the USA.

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

Dermagen, Inc. is a growing manufacturing company specializing in the manufacturing and distribution of certain pharmaceuticals,and health and beauty products.  Dermagen, Inc. has a U.S.-FDA registered and state FDA approved manufacturing facility licensed to develop high margin skin and novel health and beauty products for niche markets.  Dermagen’s competitive advantage is in its excellent product research and development.

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

Bank Line of Credit

The Company received a line of credit from Wells Fargo Bank for $70,000. The interest rate is prime plus 4% per annum payable every month.

Promissory Notes

On June 9, 2013, the Company renewed a line of credit promissory note with the National Bank of California.  The Change in Terms Agreement decreased the maximum loan amount from $700,000 to $350,000 or 80% of the eligible accounts, whichever is less.  The maturity date was extended to June 9, 2014.  The loan has an interest rate of 2.5% over the index per annum payable every month. It is secured with the assets of the Company and its subsidiaries, and it is personally guaranteed by Jack Amin and his wife, Nora Amin.

Also on June 9, 2013, the Company entered into a promissory note with the National Bank of California for a loan in the amount of $350,000, with a variable interest rate which is the Prime Rate as published in the West Coast Edition of The Wall Street Journal (which was 3.25% per annum at the time the loan was made) plus 2.25%.  The interest rate shall not be less than 5.5% per annum).  The loan is payable upon lender’s demand.  If no demand is made, the loan is payable in 60 monthly payments of $6,698.49 each.  The final payment due June 9, 2018 will include all remaining principal and all accrued interest not yet paid.  The loan is personally guaranteed by Jack Amin and his wife, Nora Amin.  It is secured by substantially all of the assets of the Company and its subsidiaries.

The Company also has a third loan with the National Bank of California.  On July 30, 2012, the Company entered into a promissory note with the National Bank of California for the purchase of equipment in the amount of $393,920, with an interest rate of 4.5% per annum.  The loan is secured by the equipment that was purchased. The loan provides for the first three (3) monthly consecutive interest payments which began August 30, 2012 calculated on the unpaid principal balance, to be followed by fifty-nine (59) monthly consecutive principal and interest payments of $5,488 each, which began on November 30, 2012. The final payment of principal and interest of $131,093 is due on October 30, 2017, the note’s maturity date.

Loan with Nora Amin

The Company borrowed $109,202 from the President’s wife, Nora Amin, to facilitate the purchase of Dermagen and to cover operating expenses. The balance of $108,023 is payable on demand and carries an annual interest rate of 8%, payable every 6 months.  The Company’s loan agreement with Nora Amin is verbal.

Written Agreements

The Company does not have written contracts with its major suppliers or buyers.  Copies of the Company’s written lease agreements and written loan agreements have been filed as exhibits to certain of its quarterly and annual reports.  See the Exhibit Index for a description of these agreements and for information on where copies can be located.

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

Results of Operations

For the Three Months Ended June 30, 2013

Revenues

For the three months ended June 30, 2013, Amexdrug reported sales of $2,153,617, comprised of $1,356,791 of sales from the Company’s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $796,825 of sales of health and beauty products manufactured by the Company.  This is $161,087 less than the $2,314,704 of sales reported for the three months ended June 30, 2012, which was comprised primarily of $1,835,243 sales from the Company’s pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $479,460 of sales of health and beauty products manufactured by the Company.  During the three month period ended June 30, 2013, Amexdrug experienced a decrease in total sales due, in part, to declining sales of some brand name drugs which became generically available.

Costs of Goods Sold

Cost of goods sold for the three months ended June 30, 2013 was $1,796,853, a decrease of $261,923 from the $2,058,776 cost of goods sold for the three months ended June 30, 2012.

Gross Profit

During the three months ended June 30, 2013 gross profit increased by $100,836 to $356,764 or 16.6% of sales, from the $255,928, or 11.1% of sales recorded for the three months ended June 30, 2012.  The change in gross profit margin is largely attributable to a larger percentage of sales of higher gross profit margin products sold in 2013.

Expenses

Total operating expenses for the three months ended June 30, 2013, consisting entirely of selling, general and administrative expenses, were $231,987, an increase of $39,077 from the total operating expenses of $192,910 recorded for the three months ended June 30, 2012.  The increase in selling, general and administrative expense is primarily attributed to increased marketing expenses.

Net Income

During the three months ended June 30, 2013, Amexdrug earned net income of $57,875, an increase of $15,744 from the net income of $42,331 earned in the three months ended June 30, 2012.  Amexdrug’s increase in net income during the three month period ended June 30, 2013 is attributable largely to the larger gross profit generated in the later period and to a larger percentage of sales of higher gross margin products sold in the later period.

For the Six Months Ended June 30, 2013

Revenues

For the six months ended June 30, 2013, Amexdrug reported sales of $4,514,527, comprised of $3,075,222 of sales from the Company’s pharmaceutical wholesale business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $1,439,305 of sales of health and beauty products manufactured by the Company.  This is $18,834 more than the $4,495,693 of sales reported for the six months ended June 30, 2012 which was comprised primarily of $3,623,318 of sales from the Company’s pharmaceutical wholesale distribution business of selling brand name and generic pharmaceutical products and over the counter (OTC) health and beauty products, and $872,375 of sales of health and beauty products manufactured by the Company.  During the six month period ended June 30, 2013, Amexdrug experienced slight increase in total sales due, in part, to increased marketing efforts.

Costs of Goods Sold

Cost of goods sold for the six months ended June 30, 2013 was $3,639,019, a decrease of $240,108 from the $3,879,127 cost of goods sold for the six months ended June 30, 2012.

Gross Profit

During the six months ended June 30, 2013 gross profit increased by $258,942 to $875,508, or 19.4% of sales, from the $616,566, or 13.7% of sales recorded for the six months ended June 30, 2012.  The change in gross profit margin is largely attributable to a larger percentage of sales of higher gross margin products sold in the first six months of 2013.

Expenses

Total operating expenses for the six months ended June 30, 2013, consisting entirely of selling, general and administrative expense, were $475,191, an increase of $93,508 from the total operating expenses of $381,683 recorded for the six months ended June 30, 2012.  The increase in selling, general and administrative expense is primarily attributed to increased marketing expenses.

Net Income

During the six months ended June 30, 2013, Amexdrug earned net income of $230,218, an increase of $83,800 from the net income of $146,418 experienced in the six months ended June 30, 2012.  Amexdrug's increase in net income during the six month period ended June 30, 2013, is attributable largely to the larger gross profit generated in the later period partially offset by the increase in operating expenses in the later period.

Liquidity and Capital Resources – June 30, 2013

As of June 30, 2013, Amexdrug reported total current assets of $1,780,179, comprised of cash of $162,565, accounts receivable of $724,307, inventory of $798,429, prepaid corporate taxes of $77,605, other asset of $11,829, and an investment of $5,444. Total assets as of June 30, 2013 were $2,284,608 which included total current assets, plus net property and equipment of $456,237, deposits of $29,862, Trademark of $565, and goodwill of $17,765.

Amexdrug’s liabilities as of June 30, 2013 consisted of accounts payable of $472,217, loan payable of $350,000, notes payables to related parties of $108,023, business lines of credit of $141,680, corporate tax payable of $117,357, accrued liabilities of $11,192, corporate tax payable of $54,900, promissory note, current portion of $58,370, and deferred operating lease liability of $9,594.

During the six months ended June 30, 2013, Amexdrug used $12,383 cash in operating activities compared to $98,354 cash used in operating activities in the six months ended June 30, 2012.  The primary adjustments to reconcile net income to net cash used in operating activities during the six months ended June 30, 2012 were as follows:  an increase in accounts receivable of $162,489, a decrease in accounts payable and accrued liabilities of $222,709, an increase in corporate income tax payable of $117,357, and depreciation and amortization of $35,345.  Amexdrug had $162,565 in cash and cash equivalents at June 30, 2013.  Operations have primarily been funded through cash generated from operations and an increase in the credit line balance when needed.  Management does not anticipate that Amexdrug will need to seek additional financing during the next twelve months.

Stock Repurchases

Between approximately June 2007 and June 30, 2013, Amexdrug repurchased a total of 302,440 post-split shares of its common stock at prices ranging from a low of $0.01 per share to a high of $0.15 per share. These shares are held by Amexdrug as treasury shares. Amexdrug anticipates that it may make additional small purchases of its shares throughout the remainder of 2013.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Capital Expenditures

The Company expended $0 and $0 on capital expenditures during the three month periods ended June 30, 2013 and 2012, respectively.  The Company has no current plans for any significant capital expenditures.

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

Item 4.    Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2013.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended June 30, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

                During the three month period ended June 30, 2013, the Company did not issue any shares of its unregistered common stock.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports Form 10-K, and the Company’s Quarterly Reports on Form Form 10-Q filed since December 31, 2009.

Item 3.     Defaults Upon Senior Securities.

                 None; not applicable.

Item 4.     Mine Safety Disclosures.

                 None; not applicable.

Item 5.      Other Information.

 On June 26, 2013, the Company filed a Form 15 with the Securities and Exchange Commission to voluntarily deregister its shares of common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this filing, the Company’s obligation to file certain reports with the SEC, including annual, quarterly and current reports on Form 10-K, Form10-Q and Form 8-K, respectively, terminate upon the effectiveness of the deregistration, which is expected to occur 90 days after the filing of the Form 15.

As a result of filing the Form 15, the Company anticipates that its shares of common stock will no longer be quoted on the OTC Bulletin Board but instead will be quoted on the OTC Pink Market under the ticker symbol “AXRX”.  However, the Company cannot guarantee that trading in its common stock will continue in the OTC Pink Market or in any other forum.

After considering the advantages and disadvantages, management believes that in light of the Company’s size and market capitalization, deregistration of the Company’s securities will generate substantial cost savings and will allow greater management focus on the Company’s business.  Even though the Company will no longer be required to file reports under the Exchange Act, the Company’s still intends to release financial results, and possibly issue press releases from time to time for the benefit of the Company’s shareholders.

Item 6.   Exhibits.

          (a) Exhibits.

The following exhibits are filed as part of this report.

EXHIBIT INDEX

Exhibit Number	Description	Location

2.1	Agreement and Plan of Merger (to change domicile from California)	1

2.2	Agreement and Plan of Reorganization	2

3.1	Articles of Incorporation	3

3.2	By-Laws	3

3.3	Certificate of Change Pursuant to N.R.S. Sec. 78.209	9

10.1	Promissory Note with National Bank of California dated June 23, 2008 (Line of Credit)	5

10.2	Change in Terms Agreement with National Bank of California dated June 9, 2009	5

10.3	Change in Terms Agreement with National Bank of California dated March 3, 2009	6

10.4	Change in Terms Agreement with National Bank of California dated December 21, 2011	8

10.5	Change in Terms Agreement with National Bank of California dated June 9, 2012	9

10.6	Change in Terms Agreement with National Bank of California dated June 9, 2013	This Filing

10.7	Subordination Agreement between Nora Y. Amin, National Bank of California, Amexdrug and its subsidiaries dated June 9, 2009	6

10.8	Business Loan Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	6

10.9	Commercial Security Agreement between National Bank of California, Amexdrug and its subsidiaries dated June 23, 2008	6

10.10	Commercial Guarantee between National Bank of California, Jack N. Amin, Amexdrug and its Subsidiaries	6

10.11	Commercial Guarantee between National Bank of California, Nora Y. Amin, Amexdrug and its subsidiaries	6

10.12	Lease Agreement between Fullerton Business Center, LLC, Lessor, and Allied Med, Inc., Lessee, dated March 1, 2011 (Units I & J)	7

10.13	First Amendment to Lease Extending Lease Term (Units I & J) dated January 18, 2012	8

10.14	Fifth Amendment to Lease Extending Lease Term (Units I & J) dated February 20, 2013	10

10.15	Guaranty of Lease by Jack Amin (Units I & J)	7

10.16	Lease Agreement between Condor Associates, LLC, Lessor, and Allied Med, Inc., Lessee, dated February 22, 2011	7

10.17	Business Loan Agreement between National Bank of California, Amexdrug and its Subsidiaries dated July 30, 2012	9

10.18	Promissory Note with National Bank of California Amexdrug and its subsidiaries for $393,920 dated July 30, 2012	9

10.19	Promissory Note with National Bank of California, Amexdrug and its subsidiaries for $350,000 dated June 9, 2013	This Filing

14.1	Code of Ethics	4

21.1	List of Subsidiaries of Amexdrug Corporation	6

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	This Filing

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	This Filing

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	This Filing

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	This Filing

101.INS	XBRL Instance Document	11

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	11

101.LAB	XBRL Taxonomy Extension Label Linkbase	11

101.DEF	XBRL Taxonomy Extension Definition Linkbase	11

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	11

101.SCH	XBRL Taxonomy Extension Schema	11

Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

1	Exhibit 2.1 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed December 21, 2001 as Exhibit No. 10.01.

2	Exhibit 2.2 is incorporated by reference from Amexdrug’s Form 8-K Current Report filed January 15, 2002 as Exhibit No. 10.01.

3	Exhibit 3.1 and 3.2 are incorporated by reference from Amexdrug’s Form 10-KSB for the years ended December 31, 2001 filed on April 1, 2002.

4	Exhibit 14.1 is incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2008 filed April 13, 2009

5	Exhibits 10.1 and 10.2 are incorporated by reference From Amexdrug’s Form 10-Q for the period ended June 30, 2009 filed August 14, 2009

6	Exhibits 10.3, 10.6 through 10.10 and 21.1 are incorporated by reference from Amexdrug’s Form 10-Q/A for the period ended June 30, 2009 filed September 18, 2009

7	Exhibits 10.11 and 10.14 through 10.16 are incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2010 filed March 31, 2011

8	Exhibits 10.4 and 10.12 are incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2011 filed March 31, 2012

9	Exhibits 3.3, 10.5, 10.16 and 10.17 are incorporated by reference from Amexdrug’s Form 10-Q for the period ended September 30, 2012 filed November 14, 2012

10	Exhibit 10.13 is incorporated by reference from Amexdrug’s Form 10-K for the year ended December 31, 2012 filed April 3, 2013

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

AMEXDRUG CORPORATION

Date: August 14, 2013	By: /s/ Jack Amin
Jack Amin
Director, President, Chief Executive Officer,
Chief Financial Officer and Chief Accounting
Officer